Form 10-Q
period 1996-06-30
CARDINAL BANCORP INC /PA
filed 1996-08-12
CIK 874481

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                         Form 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

      Commission file number    0-19209
                                -------

                       Cardinal Bancorp, Inc.
      (Exact Name of Registrant as Specified in its charter)

      Pennsylvania                       25-1537130
- - ------------------------          ------------------------
(State of Incorporation)          (I.R.S. Employer ID No.)

140 East Main Street, Everett, Pennsylvania          15537
- - -------------------------------------------        ----------
(Address of Principal Executive Office)            (Zip Code)

                           (814) 652-2131
      ----------------------------------------------------
      (Registrant's Telephone Number, Including Area Code)

                           Not Applicable
      ----------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year,
                  if changes since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]   No [ ]


            APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 495,000 shares of $.50 par common stock were outstanding
       --------------------------------------------------------
as of August 5, 1996.
- - --------------------

               CARDINAL BANCORP, INC. AND SUBSIDIARY

                       EVERETT, PENNSYLVANIA

                         FORM 10-Q INDEX


PART I      FINANCIAL INFORMATION:
            ---------------------

   Item 1.  Financial Statements


      Consolidated Balance Sheets (Unaudited)

      Consolidated Statements of Income (Unaudited)

      Consolidated Statements of Cash Flows (Unaudited)

      Notes to Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



PART II     OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings

   Item 2.  Changes In Securities

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a Vote
            of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signature Page


CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                       June 30,      December 31,
                                         1996            1995
                                             (Unaudited)

ASSETS

Cash and due from banks                  $  3,827       $  3,815
Interest earning balances                      43             81
Federal funds sold                              0          4,350
Securities:
  Available-for-sale                       53,884         50,999
Loans                                      65,881         65,411
Less:  Unearned discount                   (3,318)        (3,810)
       Allowance for loan losses           (1,277)        (1,333)
                                         ---------       --------
             Net Loans                     61,286         60,268

Accrued interest receivable                 1,165            975
Premises and equipment, net                 2,841          2,872
Foreclosed assets                             472            357
Other assets                                1,466            755
                                         ---------       --------

Total Assets                             $124,984       $124,472
                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

Deposits:
  Demand (non-interesting bearing)       $ 12,813       $ 13,695
  NOW, money market and savings            40,573         37,260
  Time, less than $100,000                 44,981         44,314
  Time, $100,000 and over                   9,818         13,527
                                         --------       --------
       Total Deposits                     108,185        108,796

  Borrowed money                            1,595              0
  Accrued interest payable                    509            608
  Other liabilities                           307            239
                                         --------       --------

      Total Liabilities                   110,596        109,643
                                         --------       --------

SHAREHOLDERS' EQUITY

Common Stock, par value $.50,
2,000,000 shares authorized,
495,000 shares issued and outstanding         247            247
Surplus                                     2,264          2,264
Net unrealized securities gains/(losses)     (917)           258
Retained Earnings                          12,794         12,060
                                         --------       --------

     Total Shareholders' Equity            14,388         14,829
                                         --------       --------

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                    $124,984       $124,472
                                         ========       ========

The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands except per share data)

                                                Three Months
                                                   ended
                                                  June 30,
                                            1996            1995
                                                 (Unaudited)

INTEREST INCOME
Loans, including fees                      $1,451          $1,579
Depository institutions                         2              50
Federal funds sold                             25              49

Securities:
  Taxable                                     739             544
  Tax-exempt                                  152             101
  Dividends                                     7               3
                                           ------          ------
TOTAL INTEREST INCOME                       2,376           2,326
                                           ------          ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings               250             261
  Time, less than $100,000                    611             594
  Time, $100,000 and over                     167             134
Borrowed money                                  4               1
                                           ------          ------
Total Interest Expense                      1,032             990
                                           ------          ------
Net Interest Income                         1,344           1,336
Provision for Loan Losses                       0               0
                                           ------          ------
     Net Interest Income after
     Provision for Loan Losses              1,344           1,336
                                           ------          ------

OTHER INCOME
Service charges on
  deposit accounts                             85              77
Other service charges and fees                 39              40
Net security gains                              0               0
Other noninterest income                        4              24
                                           ------          ------
     Total Other Income                       128             141
                                           ------          ------

OTHER EXPENSES
Salaries and employee benefits                521             455
Occupancy and equipment expenses               97              81
Other operating expenses                      306             364
                                           ------          ------
     Total Other Expenses                     924             900
                                           ------          ------

Income before income taxes                    548             577
Income tax expense                            114             139
                                           ------          ------

NET INCOME                                 $  434          $  438
                                           ======          ======

EARNINGS PER SHARE                         $  .88          $  .88


                                                Six Months
                                                   ended
                                                  June 30,
                                            1996            1995
                                                 (Unaudited)

INTEREST INCOME
Loans, including fees                      $2,909          $3,091
Depository institutions                        21              80
Federal funds sold                             49              86

Securities:
  Taxable                                   1,468           1,056
  Tax-exempt                                  282             194
  Dividends                                    15               7
                                           ------          ------
TOTAL INTEREST INCOME                       4,744           4,514
                                           ------          ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings               498             529
  Time, less than $100,000                  1,228           1,123
  Time, $100,000 and over                     346             234
Borrowed money                                  8               2
                                           ------          ------
Total Interest Expense                      2,080           1,888
                                           ------          ------
Net Interest Income                         2,664           2,626
Provision for Loan Losses                       0               0
                                           ------          ------
     Net Interest Income after
     Provision for Loan Losses              2,664           2,626
                                           ------          ------

OTHER INCOME
Service charges on
  deposit accounts                            169             149
Other service charges and fees                 73              75
Net security gains                             11               0
Other noninterest income                        4              36
                                           ------          ------
     Total Other Income                       257             260
                                           ------          ------


OTHER EXPENSES
Salaries and employee benefits              1,011             888
Occupancy and equipment expenses              203             171
Other operating expenses                      581             756
                                           ------          ------
     Total Other Expenses                   1,795           1,815
                                           ------          ------

Income before income taxes                  1,126           1,071
Income tax expense                            219             226
                                           ------          ------

NET INCOME                                 $  907          $  845
                                           ======          ======

EARNINGS PER SHARE                         $ 1.83          $ 1.71


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                              Six Months Ended
                                                  June 30,
                                          1996             1995
                                                (Unaudited)


OPERATING ACTIVITIES

Net income                                $  907          $  845
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                103              84
Net amortization of premiums and discounts    33              50
Net security gains                           (11)              0
(Gain) loss on sale of other assets           (1)             18
(Increase) decrease in other assets         (410)            389
Increase (decrease) in accrued interest
  and other liabilities                      (30)             11
                                          -------         ------

NET CASH PROVIDED BY
 OPERATING ACTIVITIES                        591           1,397
                                          -------         ------

INVESTING ACTIVITIES
Proceeds from sales of
 available-for-sale securities             9,538               0

Redemption of Federal Home Loan
 Bank Stock                                   51              51
Proceeds from maturities of
 available-for-sale securities             4,059           1,929
Proceeds from maturities of
 held-to-maturity securities                   0             300
Purchase of available-for-sale
 securities                              (18,335)         (4,555)
Net loans made to customers               (1,018)         (2,403)
Premises and equipment expenditures          (73)           (320)
Proceeds from sale of premises
 and equipment                                 1               1
                                        --------        --------

NET CASH USED BY INVESTING
 ACTIVITIES                               (5,777)         (4,997)

FINANCING ACTIVITIES
Net increase (decrease) in
 deposit accounts                          2,430          (1,255)
Net increase (decrease) in
 time deposits                            (3,042)          7,534
Dividends paid                              (173)           (149)
Cash inflows from borrowed money           1,595               0
                                        --------        ---------

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  810           6,130
                                        --------        ---------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                         (4,376)          2,530
                                        --------        ---------
CASH AND CASH EQUIVALENTS AT
 JANUARY 1                                 8,246           8,057
                                        --------        ---------
CASH AND CASH EQUIVALENTS AT JUNE 30     $ 3,870         $10,587
                                        ========        =========
SUPPLEMENTAL INFORMATION

Interest paid on deposits                $ 2,170         $ 1,793
Income taxes paid                        $   164         $   285
Loans transferred to foreclosed assets   $   250         $    94


The accompanying notes are an integral part of these statements.


CARDINAL BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Cardinal Bancorp, Inc., includes its wholly-owned subsidiary, First American National
Bank of Pennsylvania. All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with notes to the financial statements contained in the 1995 Annual Report to Shareholders.


NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement 123 permits companies to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the new method of accounting. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements. The adoption of this standard has no effect on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR JUNE 30, 1996.

FINANCIAL CONDITION

     Total assets at June 30, 1996, were $124,984,000, an increase of $512,000 from the $124,472,000 balance at December 31, 1995. The increase was primarily the result of a rise in the balance of NOW, money market and savings deposits coupled with an increase in borrowed funds. NOW, money market and savings deposits increased in the aggregate amount of $3,313,000 in the first six months of 1996. On an individual basis, NOW accounts increased $669,000, money market accounts increased $1,630,000 and savings accounts increased $1,014,000.

     Shareholders equity decreased by $441,000 or 3.0% due to a decline in the fair value of the Corporation's available-for-sale securities portfolio. Unrealized gains in the available-for-sale securities portfolio net of tax effect decreased $1,175,000 from December 31, 1995, to June 30, 1996. This negative impact on capital was partially offset by earnings of $907,000 for the first six months of 1996, of which $734,000 was retained as part of the Corporation's equity capital with the balance of $173,000 having been distributed to shareholders as dividends.

     The investment portfolio of the Corporation increased $2,885,000 in the first six months of 1996 primarily as the result of the acquisition of additional fixed rate tax-exempt municipal securities. Additional tax-exempt income was desirable due to the Bank's Federal Income Tax position. Due to rate decreases which were projected at the time, the Bank also converted some variable rate U.S. Government Agency securities to fixed rate Agency investments. The securities acquisitions were funded in large part by utilizing the Corporation's federal funds sold and interest bearing deposits, the most liquid interest earning assets, resulting in a decline of such assets of $4,350,000 from December 31, 1995, to June 30, 1996.
Additionally, due to a decline in time deposits with balances of $100,000 and over in an amount of $3,709,000, coupled with the availability of short term borrowed funds at rates which have been routinely lower than the rates required to be paid to obtain such time deposits, the Corporation borrowed funds in the amount of $1,595,000 at June 30, 1996. Liquidity was also impacted due to an increase in loans net of unearned income in an amount of $962,000 during the first six months of 1996.


RESULTS OF OPERATIONS

     Cardinal Bancorp, Inc. realized a net profit of $907,000 for the first six months of 1996 as compared to a net profit of

$845,000 for the first six months of 1995. On a per share basis, net income for the first two quarters of 1996 was $1.83 per share while net income for the first two quarters of 1995 was $1.71 per share.

     Net income for the three months ended June 30, 1996, was $434,000 as compared to net income for the three months ended June 30, 1995, of $438,000. On a per share basis, net income for the three month period ended June 30, 1996, was approximately $.88 per share compared to $.88 per share for the same period of 1995.

     Net income may be analyzed by reviewing seven major elements: interest income which consists primarily of income earned on loans and investments; interest expense which generally consists of interest paid on deposits and borrowed funds; the provision for loan losses which represents amounts set aside in the allowance for loan losses to provide reserves for future losses on loans; other noninterest operating income which is made up primarily of safe deposit rentals, fee income derived from sales activities and service charges on deposit accounts; gains or losses on securities; noninterest expenses which consist primarily of salaries, expenses of premises and fixed assets and other operating expenses; and income taxes. Each of these elements is reviewed in greater detail in the following discussion.

INTEREST INCOME

     Interest income for the first six months of 1996 was $4,744,000 up $230,000 or 5.1% above the $4,514,000 earned during the same period of 1995. The increase was due to an increase in the volume of interest earning assets, the average volume of which increased from $109,026,000 for the first two quarters of 1995 to $118,555,000 for the first two quarters of 1996, an increase of $9,529,000 or 8.7%. The yield on interest earning assets declined from the first two quarters 1995 yield of 8.18% to the first two quarters 1996 yield of 7.97%. Interest rates rose during the first half of 1995 but began to decline during the second half of the year and continued to decline through the first quarter of 1996. Although some rates have increased slightly during the second quarter of 1996, other rates have remained substantially unchanged. Due to the repricing characteristics of the Corporation's variable rate investment portfolio, and the acquisition of additional securities, the yield on investments increased from 6.05% for the first two quarters of 1995 to 6.47% for the same period of 1996. Due to repricing characteristics of the Bank's loan portfolio which cause yields on loans to react more quickly to changing rates than yields on investments react, the yield on the loan portfolio declined from 9.82% for the first two quarters of 1995 to 9.40% for the first two quarters of 1996. The changes in investment and loan yields when applied to the volumes in each category resulted in the slight decline in the total yield on earning assets from the first six months of 1995 compared to the first six months of 1996, as noted above.

     The Bank has structured many of its loans with variable interest rates in order to be able to react to nationwide changes in rates over which the Bank has no control. Furthermore, many securities within the investment portfolio have rates which adjust according to indexes which generally track with changes in the rate environment. As a result, the Bank is able to reduce interest rate risk and is more effectively able to maintain a necessary interest spread in a changing economy. Although during periods of declining interest rates the Bank's interest income will be negatively affected, a general reduction in interest rates will have a corresponding impact on reducing interest expense.

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, since mid-1995 interest rates generally have been declining. Because the Bank's variable rate assets are generally capable of repricing slightly more rapidly than corresponding liabilities, the Bank's interest income has declined more rapidly than interest expense. As a result, the Bank's interest spread for the first six months of 1996 was 3.70% as compared to 4.00% for the same period of 1995.

     The decrease in interest rates also has had a negative effect on the Corporation's net interest margin. In addition to the direct impact on net interest margin caused by a decrease in interest spread, when interest earning assets exceed interest bearing liabilities, such as exists within the Corporation, a decrease in interest rates will cause a decrease in net interest income even if interest spread and other factors remain constant. This effect of declining rates has been offset in the Corporation, however, through an increase in interest earning assets which has exceeded the growth of interest bearing liabilities. As a result, although the Corporation's interest spread for the first six months of 1996 declined 30 basis points from the first six months of 1995, the Corporation's net interest margin comparison for the same periods shows a decrease of only 26 basis points from 4.72% to 4.46%.

     Interest income for the three months ended June 30, 1996, totalled $2,376,000 or $50,000 above the $2,326,000 for the same period of 1995, an increase of 2.1%.

INTEREST EXPENSE

     Interest expense for the first six months of 1996 was $2,080,000, up $192,000 or 10.2% above the $1,888,000 expense for the same period of the previous year. The general increase in interest rates in the first half of 1995 coupled with the slower repricing of deposits discussed above resulted in the average cost of funds on deposits increasing to 4.27% for the first two quarters of 1996 as compared to 4.18% for the first two quarters of 1995. Additionally, although the balance of time deposits of $100,000 and over declined from December 31, 1995 to June 30, 1996, the Corporation has experienced an increase in the average balance of time deposits during 1996, especially time deposits of $100,000 and over, the average balance of which increased $4,260,000 for the first six months of 1996 compared to the same period of 1995. These deposits bear higher interest rates than other interest bearing deposits which has the result of increasing interest expense to a greater degree than would increases in other deposit types.

     The increased interest expense resulting from higher interest rates paid on deposits was enhanced by an increase in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first two quarters of 1996 as compared to the same period of 1995 shows the Bank experienced an increase in the average balance of each general category of deposits except savings accounts. Average interest bearing deposits for the first six months of 1996 were $97,370,000 as compared to $90,003,000 for the first six months of 1995, an increase of $7,367,000 or 8.2%. As a result of increased rates and volumes, interest expense increased $192,000.

     As noted above, the Bank has maintained a net interest margin of 4.46% for the first six months of 1996 as compared to 4.72% for the first six months of 1995. Net interest income for the first two quarters of 1996 was $2,664,000 as compared to $2,626,000 for the same period during 1995, a $38,000 or 1.4%
increase.

     For the three months ended June 30, 1996, total interest expense was $1,032,000 or $42,000 greater than the $990,000 interest expense for the same period of 1995. Net interest income was $1,344,000 for the second quarter of 1996 or $8,000 higher than the $1,336,000 net interest income for the second quarter of 1995.

PROVISION FOR LOAN LOSSES

     The provision for loan losses is an addition to the allowance for loan losses which is based upon an analysis of the adequacy of the allowance. The allowance is maintained at a level deemed adequate to absorb potential future loan losses contained in the portfolio and is formally reviewed by Management. The level of the allowance and the provision for loan losses is based upon a quarterly evaluation of the loan portfolio using a consistent methodology.

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. Nonperforming assets declined in 1993 and 1994, however several large commercial loans were placed on nonaccrual status in July of 1995 resulting in an increase in nonperforming assets of $744,000 in 1995. During the first two quarters of 1996, nonperforming assets declined $611,000 or 82.1% of the 1995 increase. During the first six months of 1996, net charge-offs were $56,000 as compared to total net charge-offs of $161,000 for the full year of 1995. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 1.14 at June 30, 1996, as compared to .72 at December 31, 1995.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first two quarters of 1996. Similarly, there was no provision required in the first two quarters of 1995.

NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first six months of 1996 was $257,000, down $3,000 from the same period of the previous year. Although less than $1,000 in income was realized from other real estate owned or from gains upon sales of loan collateral repossessed during the first two quarters of 1996, income realized from such sources in the amount of $36,000 was included in other noninterest income during the first two quarters of 1995. This reduction in income was partially offset by an increase of $20,000 in income from service charges on deposit accounts which totalled $169,000 in the first six months of 1996 compared to $149,000 in the first six months of 1995. Additionally, the Corporation realized net gains on sales of securities during the first six months of 1996 of $11,000 while the Corporation realized no gains or losses on sales of securities during the same period of 1995.

     Noninterest income during the three months ended June 30, 1996, totalled $128,000 compared to $141,000 for the same period of 1995, a decrease of 9.2%. The most significant portion of such decrease was the result of a reduction of $24,000 in gains upon sales of loan collateral repossessed.

NONINTEREST EXPENSE

     Noninterest expense for the first six months of 1996 was $1,795,000, a $20,000 decrease from the $1,815,000 expense incurred in the first six months of 1995. Due to the FDIC's Bank Insurance Fund having become fully funded in 1995, the Bank's FDIC assessment rate was reduced in the second half of 1995 which resulted in a decrease in such expense from $112,000 for the first two quarters of 1995 to $1,000 for the same period of 1996, a reduction of

$111,000. The second most significant factor in the decrease in noninterest expense related to losses during the first two quarters of 1995 in the amount of $51,000 realized on the sale of parcels of other real estate owned as a result of loan defaults by borrowers. The Corporation incurred no such losses in the first two quarters of 1996.

     Other areas in which noninterest expense decreased notably from the 1995 levels were other real estate expense, expense of supplies, stationery and printing and charitable contributions. Other real estate expense decreased $22,000 from $30,000 in the first six months of 1995 to $8,000 in the same period of 1996. Expense of supplies, stationery and printing decreased $33,000 from $95,000 in the first six months of 1995 to $62,000 for the same period of 1996, a decrease of 34.7%. Much of the additional printing expense in 1995 involved purchases related to the change of the name of the Corporation's subsidiary in February, 1995. Charitable contributions decreased from $70,000 in the first six months of 1995 to $2,000 in the first six months of 1996. The additional contributions in 1995 were primarily related to the donation of assets for which the Bank received tax credits to be utilized in payment of Pennsylvania Shares Tax. As a result, although charitable contribution expense in 1995 was increased, Shares Tax expense was reduced to $38,000 for the first two quarters of 1995. During 1996, Shares Tax expense increased to a more typical level of $73,000, an increase of $35,000.

     In addition to the reductions in noninterest expense noted above, noninterest expense increased materially in several categories. Employee salaries and benefits increased $123,000 from $888,000 in the first two quarters of 1995 to $1,011,000 in the first two quarters of 1996. The increase was due principally to additional staff hired in connection with the opening of another branch of the Corporation's subsidiary, First American National Bank of Pennsylvania. Depreciation expense increased $18,000 from $85,000 in the first six months of 1995 to $103,000 in the first six months of 1996, primarily due to capital expenditures related to the new branch. Expense of data processing increased from $40,000 in the first two quarters of 1995 to $61,000 for the same period of 1996, an increase of $21,000 or 52.5%. The increase was also primarily the result of greater volume of transactions and additional data processing fees attributable to the new branch.

     Noninterest expense for the three month period ended June
30, 1996, totalled $924,000 compared to $900,000 for the same quarter of 1995, an increase of 2.7%.

INCOME TAXES

     Income tax expense for the first six months of 1996 was $219,000, a slight decrease from the $226,000 expense for the same period of 1995. As noted above, net income after income taxes totaled $907,000 for the first two quarters of 1996 as compared to $845,000 for the first two quarters of 1995.

CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended June 30, 1996, was $14,388,000 while capital at the end of 1995 totalled $14,829,000. Despite the Corporation's earnings during the first six months of 1996 of $907,000, capital decreased as a result of a decrease in the fair value of securities held by the Bank which are held as available-for-sale. Under Statement No. 115 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in the fair value of securities held which are available-for-sale must be reported as equity capital adjustments net of tax effects. During the first two quarters of 1996, the equity capital adjustment required by SFAS No. 115 was a decrease of $1,175,000.

     Capital was also reduced during the first two quarters of 1996 by dividend distributions of $173,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

     The Corporation has capital ratios exceeding regulatory requirements. Federal regulators have adopted risk-based capital adequacy guidelines under which the components of capital are referred to as Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholder's equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At June 30, 1996, the Corporation's Tier 1 risk-adjusted capital ratio was 20.5% and the total capital ratio was 21.7%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at June 30, 1996, was 12.0%.

CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $1,118,000 as of June 30, 1996, representing a decrease of $726,000 since December 31, 1995. As noted in the table, nonperforming loans increased significantly in 1995. The 1995 increase was principally attributable to the placement on nonaccrual status of loans to related entities of one individual which totalled approximately $1,093,000.

     Included within the classification of nonperforming loans at June 30, 1996, are loans classified as impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
118. Under this Standard, a loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At June 30, 1996, the Corporation's impaired loans totalled approximately $595,000 or 53% of the total nonperforming loans. All of these loans were on a nonaccrual basis and have a related allowance for loan losses allocation of $336,000. The average recorded investment in impaired loans in the first two quarters of 1996 was approximately $1,080,000.

     Table 1 also reflects a decrease in foreclosed assets in each year from 1992 through 1995. During 1996, however, foreclosed assets have increased from $357,000 at December 31, 1995, to $472,000 at June 30, 1996, an increase of $115,000.
Foreclosed assets at the end of the second quarter of 1996 included commercial real estate with a carrying value of $259,000, residential real estate with a carrying value of $169,000 and mobile homes valued at $34,000.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $56,000 decrease in the allowance since December 31, 1995. The Corporation had net charge-offs in the first two quarters of 1996 in the amount of $56,000, however, it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. Despite the increase in nonperforming loans in 1995 noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. At June 30, 1996, the level of the allowance was at 2.04% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $2,602,000 during the first six months of 1996. Although such amount is generally sufficient to meet normal fluctuations in loan demand or depositor needs, it was necessary for the Corporation to borrow funds for short terms from time to time during the first six months of 1996. The average balance of borrowed money during such period was $223,000.

     To provide an additional source of liquidity, the Bank's securities portfolio has been deemed available-for-sale.
Although the Corporation's securities are generally purchased with the intention of holding them until maturity, by holding the investments as available-for-sale the Corporation's liquidity position is improved. In addition, a portion of the Corporation's investment portfolio consists of securities, such as U.S. Government Agency and other mortgage-backed securities, on which a portion of the principal amount is repaid each month. Payments on these securities, together with payments on loans and overnight investments in federal funds sold provide additional sources of liquidity. When needed, the Bank also has alternative sources of liquidity in the forms of borrowings from the Federal Reserve Bank and lines of credit with several financial institutions and the Federal Home Loan Bank of Pittsburgh.

     There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.


CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans


(dollars in thousands)              June 30,   ---- December----
                                      1996       1995       1994
                                    ----------------------------


Nonaccruing loans                   $  520      $  375    $  620
Impaired Loans                         595       1,299        --
Restructured troubled
  debt                                   0         170         0
Accrual Loans 90 days
  or more past due                       3           0         1
                                   -----------------------------
Total Nonperforming Loans           $1,118      $1,844    $  621

Foreclosed Assets                      472         357       836
                                   -----------------------------
Total Nonperforming Assets          $1,590      $2,201    $1,457
                                   =============================

Ratios:

Nonperforming loans as a
percent of period-end loans            1.79%      2.99%     1.02%

Nonperforming loans as a
percent of total period-end
stockholders' equity                   7.77%     12.44%     5.12%

Allowance as multiple
of nonperforming loans                 1.14x       .72x     2.41x


(dollars in thousands)              ---------- December --------
                                     1993                 1992
                                    ----------------------------


Nonaccruing loans                   $  921              $1,260
Impaired Loans                         ---                 ---
Restructured troubled
  debt                                   0                   0
Accrual Loans 90 days
  or more past due                      38                 109
                                   -----------------------------
Total Nonperforming Loans           $  959              $1,369

Foreclosed Assets                    1,334               1,457
                                   -----------------------------
Total Nonperforming Assets          $2,293              $2,826
                                   =============================

Ratios:

Nonperforming loans as a
percent of period-end loans           1.48%               1.92%

Nonperforming loans as a
percent of total period-end
stockholders' equity                  7.96%              12.24%

Allowance as multiple
of nonperforming loans                2.04x               1.64x



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES




(dollars in thousands)              June 30,   ---- December----
                                      1996       1995       1994
                                    ----------------------------


Balance - beginning of period       $1,333      $1,494    $1,953
  Provision (benefit) charged
  to operating expense                   0           0      (300)
Loans charged off:
  Commercial and Agricultural           72          15        38
  Real estate mortgage                   0           0        23
  Consumer                              83         180       155
                                   -----------------------------
Total loans charged off                155         195       216

Recoveries:
  Commercial and Agricultural           72          27        51
  Real estate mortgage                  22           0         0
  Consumer                               5           7         6
                                   -----------------------------
Total recoveries                        99          34        57
                                   -----------------------------
Net charge-offs (recoveries)            56         161       159

Balance - end of period             $1,277      $1,333    $1,494
                                   =============================
Ratios:

Annualized net charge-offs to
average loans                         .18%        .27%      .26%

Allowance to period-end
loans                                2.04%       2.16%     2.46%

Allowance as multiple of
annualized net charge-offs          11.40x       8.28x     9.40x


(dollars in thousands)              ---------- December --------
                                     1993                 1992
                                    ----------------------------


Balance - beginning of period       $2,239                $  925
  Provision (benefit) charged
  to operating expense                 125                 2,470
Loans charged off:
  Commercial and Agricultural          500                 1,201
  Real estate mortgage                   0                    48
  Consumer                              18                    65
                                   -----------------------------
Total loans charged off                518                 1,314

Recoveries:
  Commercial and Agricultural           86                   142
  Real estate mortgage                   0                     4
  Consumer                              21                    12
                                   -----------------------------
Total recoveries                       107                   158
                                   -----------------------------
Net charge-offs (recoveries)           411                 1,156

Balance - end of period             $1,953                $2,239
                                   =============================
Ratios:

Annualized net charge-offs to
average loans                         .60%                 1.49%

Allowance to period-end
loans                                3.01%                 3.14%

Allowance as multiple of
annualized net charge-offs           4.75x                 1.94x


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
- - ---------------------------

      Management and the Corporation's legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, First American National Bank of Pennsylvania. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 2.  Changes in Securities.
- - -------------------------------

      Not applicable.


Item 3.  Defaults Upon Senior Securities.
- - -----------------------------------------

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
- - -------------------------------------------------------------

      (a) As previously reported in Form 10-Q for the quarterly period ended March 31, 1996, the annual meeting of security holders was held on April 9, 1996.

      (b), (c) As previously reported in Form 10-Q for the quarterly period ended March 31, 1996, at the April 9, 1996, annual meeting, the shareholders of Cardinal Bancorp, Inc. elected three Class B Directors to serve for a three year term and until their successors are elected and qualified. The following individuals were elected and the votes cast are set forth opposite their names.

        Individuals Elected             For           Against
        -------------------             ---           -------

        Donald W. DeArment            316,247           8,375
        Clyde R. Morris               320,257           4,365
        William B. Zimmerman          316,982           7,640

      Additionally, following is a list of each other director whose term of office as director continued after the meeting.

          James B. Bexley               Robert E. Ritchey
          Darrell Dodson                James C. Vreeland
          Ray E. Koontz

      The shareholders of Cardinal Bancorp, Inc. also voted to ratify the selection of S.R. Snodgrass, A.C., Certified Public Accountants, of Wexford, Pennsylvania, as the auditors for the Corporation for the year ending December 31, 1996. There were 313,282 votes for ratification, 10,905 votes against and 435 abstentions. No other matters were considered.

      (d)  Not applicable.


Item 5.  Other Information.
- - ---------------------------

      Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
- - ------------------------------------------

      (a)  Exhibits:

           None

      (b)  Reports on Form 8-K:

           No reports on Form 8-K have been filed during the quarter for which this report is filed.

                 CARDINAL BANCORP, INC. AND SUBSIDIARY

                        EVERETT, PENNSYLVANIA


                             Signatures
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      Cardinal Bancorp, Inc.
      ----------------------
         (Registrant)




By: /s/ James B. Bexley
    ---------------------------------------
    James B. Bexley
    President and Chief Executive Officer

Date:  August 12, 1996



By: /s/ Merle W. Helsel
    ---------------------------------------
    Merle W. Helsel
    Chief Financial Officer
    (principal financial and accounting officer)



Date:  August 12, 1996









:62051