Form 10-Q/A
period 1996-06-30
CARDINAL BANCORP INC /PA
filed 1996-10-22
CIK 874481

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                          Form 10-Q/A

Amendment to the Original SEC Form 10-Q submission filed August
12, 1996 with Financial Data Schedule (Exhibit 27) attached.
This schedule was inadvertently omitted in original filing.

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

      Commission file number    0-19209
                                -------

                       Cardinal Bancorp, Inc.
      (Exact Name of Registrant as Specified in its charter)

      Pennsylvania                       25-1537130
------------------------          ------------------------
(State of Incorporation)          (I.R.S. Employer ID No.)

140 East Main Street, Everett, Pennsylvania          15537
-------------------------------------------        ----------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 495,000 shares of $.50 par common stock were outstanding
       --------------------------------------------------------
as of August 5, 1996.
--------------------

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

Date:  October 22, 1996



By: /s/ Merle W. Helsel
    ---------------------------------------
    Merle W. Helsel
    Chief Financial Officer
    (principal financial and accounting officer)



Date:  October 22, 1996