Form 10-Q
period 1996-09-30
CARDINAL BANCORP INC /PA
filed 1996-11-13
CIK 874481

SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                Form 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

      Commission file number    0-19209   .
                             --------------

                       Cardinal Bancorp, Inc.
       -----------------------------------------------------
       (Exact Name of Registrant as Specified in its charter)

      Pennsylvania                       25-1537130
------------------------           ----------------------
(State of Incorporation)          (I.R.S. Employer ID No.)

140 East Main Street, Everett, Pennsylvania          15537
-------------------------------------------         --------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 495,000 shares of $.50
                                                      ------------------------
par common stock were outstanding as of November 8, 1996.
---------------------------------------------------------

                    CARDINAL BANCORP, INC. AND SUBSIDIARY

                          EVERETT, PENNSYLVANIA

                             FORM 10-Q INDEX



PART I     FINANCIAL INFORMATION
          -----------------------

   Item 1. Financial Statements


      Consolidated Balance Sheets (Unaudited)

      Consolidated Statements of Income (Unaudited)

      Consolidated Statements of Cash Flows (Unaudited)

      Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of

           Financial Condition and Results of Operations



PART II    OTHER INFORMATION
           ------------------

   Item 1.  Legal Proceedings

   Item 2.  Changes In Securities

   Item 3.  Defaults upon Senior Securities

   Item 4.  Submission of Matters to a Vote
            of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K


Signature Page


CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)
                                                 September 30,    December 31,
                                                     1996            1995
                                                         (Unaudited)

ASSETS

Cash and due from banks                          $  5,781        $  3,815
Interest earning balances                              12              81
Federal funds sold                                      0           4,350
Securities:
  Available-for-sale                               51,591          50,999
Loans                                              65,475          65,411
Less:  Unearned discount                           (3,118)         (3,810)
       Allowance for loan losses                   (1,244)         (1,333)
                                                  --------       --------
             Net Loans                             61,113          60,268

Accrued interest receivable                           958             975
Premises and equipment, net                         2,807           2,872
Foreclosed assets                                     467             357
Other assets                                        1,372             755
                                                 --------        --------

Total Assets                                     $124,101        $124,472
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interest bearing)                  $ 14,358        $ 13,695
  NOW, money market and savings                    38,611          37,260
  Time, less than $100,000                         44,437          44,314
  Time, $100,000 and over                          10,378          13,527
                                                 --------        --------
       Total Deposits                             107,784         108,796

Securities sold under agreements
  to repurchase                                       152               0
Borrowed money                                        483               0
Accrued interest payable                              513             608
Other liabilities                                     367             239
                                                 --------        --------

      Total Liabilities                           109,299         109,643
                                                 --------        --------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
  2,000,000 shares authorized,
  495,000 shares issued and outstanding               247             247
Surplus                                             2,264           2,264
Net unrealized securities gains/(losses)             (845)            258
Retained earnings                                  13,136          12,060
                                                 --------        --------

      Total Shareholders' Equity                   14,802          14,829
                                                 --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $124,101        $124,472
                                                 ========        =========


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands except per share data)


                                       Three Months ended   Nine Months ended
                                           September 30,        September 30,
                                          1996     1995         1996     1995
                                           (Unaudited)           (Unaudited)

Interest Income
Loans, including fees                     $1,473    $1,503    $4,382   $4,594
Depository Institutions                        1        66        22      146
Federal funds sold                             4        49        53      135
Securities:
  Taxable                                    725       619     2,193    1,675
  Tax-exempt                                 151       107       433      301
  Dividends                                    8        14        23       21
                                          ------    ------    ------   ------
Total Interest Income                      2,362     2,358     7,106    6,872
                                          ------    ------    ------   ------

Interest Expense
Deposits
  NOW, money market and savings              248       258       746      787
    Time, less than $100,000                 611       611     1,839    1,734
  Time, $100,000 and over                    131       176       477      410
Interest on securities sold under
  agreements to repurchase                     4         0         4        0
Borrowed money                                 9         2        17        4
                                          ------    ------    ------   ------
Total Interest Expense                     1,003     1,047     3,083    2,935
                                          ------    ------    ------   ------
Net Interest Income                        1,359     1,311     4,023    3,937
Provision for loan losses                      0         0         0        0
                                          ------    ------    ------   ------
  Net Interest Income after
  Provision for Loan Losses                1,359     1,311     4,023    3,937
                                          ------    ------    ------   ------

Other Income
Service charges on
  deposit accounts                           101        73       270      222
Other service charges and fees                27        30       100      105
Net security gains                            (6)        0         5        0
Other noninterest income                       6         0        10       36
                                          ------    ------    ------   ------
  Total Other Income                         128       103       385      363
                                          ------    ------    ------   ------

Other Expense
Salaries and employee benefits               528       479     1,539    1,367
Occupancy and equipment expense              108        89       311      260
Other operating expense                      257       272       838    1,028
                                          ------    ------    ------   ------
     Total Other Expense                     893       840     2,688    2,655
                                          ------    ------    ------   ------

Income before income tax                     594       574     1,720    1,645
Income tax expense                           153        43       372      269
                                          ------    ------    ------   ------

Net Income                                $  441    $  531    $1,348   $1,376
                                          ======    ======    ======   ======

Earnings per share                         $0.89     $1.07     $2.72    $2.78



The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                           Nine Months Ended
                                                              September 30,
                                                            1996        1995
                                                               (Unaudited)
Operating Activities

Net income                                               $ 1,348     $ 1,376
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                                154         127
Net amortization of premiums and discounts                    38          71
Net security gains                                            (5)          0
(Gain) loss on sale of assets                                 (4)         18
(Increase) decrease in other assets                         (138)        324
Increase in accrued interest
  and other liabilities                                       34         185
                                                          ------      ------
Net Cash Provided by Operating Activities                  1,427       2,101
                                                          ------      ------

Investing Activities
Proceeds from sales of available-for-sale securities      11,068           0
Redemption of Federal Home Loan Bank Stock                    51          51
Proceeds from maturities of available-for-sale
  securities                                               5,916       2,979
Proceeds from maturities of held-to-maturity
  securities                                                   0         363
Purchase of available-for-sale securities                (19,332)     (8,138)
Purchase of held-to-maturity securities                        0        (100)
Net loans made to customers                                 (845)     (1,322)
Premises and equipment expenditures                          (90)       (529)
Proceeds from sale of premises and equipment                   1           1
                                                          ------      ------

Net Cash Used by Investing Activities                     (3,231)     (6,695)
                                                          ------      ------

Financing Activities
Net increase in deposit accounts                           2,013         866
Net increase (decrease) in time deposits                  (3,025)      9,783
Dividends paid                                              (272)       (223)
Cash inflows from other borrowing                            635           0
                                                          ------      ------

Net Cash Provided (Used) by Financing Activities            (649)     10,426
                                                          ------      ------

Increase in Cash and Cash Equivalents                      2,453       5,832
                                                          ------      ------

Cash and Cash Equivalents at Beginning of Period           8,246       8,057
                                                          ------      ------

Cash and Cash Equivalents at End of Period               $ 5,793     $13,889
                                                         =======     =======

Supplemental Information

Interest paid                                            $ 3,178     $ 2,796
Income taxes paid                                        $   264     $   360
Loans transferred to foreclosed assets                   $   275     $   104

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

NOTE 3 - SUBSEQUENT EVENT

On October 16, 1996, the Board of Directors approved a two for one stock split. The additional shares resulting from the split, which was effected in the form of a 100 percent stock dividend, will be distributed on November 14, 1996, to the holders of record on October 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR SEPTEMBER 30, 1996.


FINANCIAL CONDITION

     Total assets at September 30, 1996, were $124,101,000, a decrease of $371,000 from the $124,472,000 balance at December 31, 1995. The decrease was primarily the result of a decline in the balance of time deposits of $100,000 and over. As, discussed below, time deposits of $100,000 and over declined $3,149,000 during the first nine months of 1996.

     Shareholders equity decreased by $27,000 or .2% due to a decline in the fair value of the Corporation's available-for-sale securities portfolio. Unrealized gains in the available-for-sale securities portfolio net of tax effect declined $1,103,000 from December 31, 1995 to September 30, 1996. This negative impact on capital was essentially offset by retained earnings for the first nine months of 1996. Earnings through September 30, 1996, were $1,348,000, of which $1,076,000 was retained as part of the Corporation's equity capital with the balance of $272,000 having been distributed to shareholders as dividends.

     The amortized cost of the investment portfolio of the Corporation increased $2,263,000 in the first nine months of 1996 primarily as the result of the acquisition of additional fixed rate tax-exempt municipal securities. Additional tax-exempt income was desirable due to the Bank's Federal Income Tax position. Due to rate decreases which were projected at the time such securities were acquired, the Bank also converted some variable rate U.S. Government Agency securities to fixed rate Agency investments. The securities acquisitions were funded in large part by utilizing the Corporation's federal funds sold and interest bearing deposits, the most liquid interest earning assets, resulting in a decline in such assets of $4,419,000 from December 31, 1995, to September 30, 1996. Due to the $3,149,000 decline in time deposits having balances of $100,000 and over which was noted above, coupled with the availability of short term borrowed funds at rates which have been comparable to the rates required to be paid to obtain such time deposits, the Corporation borrowed funds in the amount of $483,000 at September 30, 1996. The level of the Corporation's liquid funds was also impacted by an increase in loans net of unearned income in an amount of $756,000 during the first nine months of 1996.


RESULTS OF OPERATIONS


     Cardinal Bancorp, Inc. realized a net profit of $1,348,000 for the first nine months of 1996 as compared to a net profit of $1,376,000 for the first nine months of 1995. On a per share basis, net income for the first three quarters of 1996 was $2.72 per share while net income for the first three quarters of 1995 was $2.78 per share. Net income for the three months ended September 30, 1996 was $441,000 as compared to net income for the three months ended September 30, 1995 of $531,000. On a per share basis, net income for the three month period ended September 30, 1996, was approximately $.89 per share as compared to $1.07 per share for the same period of 1995.

     Net income may be analyzed by reviewing seven major elements: interest income which consists primarily of income earned on loans and investments; interest expense which generally consists of interest paid on deposits and borrowed funds; the provision for loan losses which represents amounts set aside in the allowance for loan losses to provide reserves for future losses on loans; other noninterest operating income which is made up primarily of safe deposit rentals, fee income derived from lending activities and service charges on deposit accounts; gains or losses on securities; noninterest expenses which consist primarily of salaries, expenses of premises and fixed assets and other operating expenses; and income taxes. Each of these elements is reviewed in greater detail in the following discussion.


INTEREST INCOME


     Interest income for the first nine months of 1996 was $7,106,000 up $234,000 or 3.4% above the $6,872,000 earned during the same period of 1995. The increase was due to an increase in the volume of interest earning assets, the average volume of which increased from $111,339,000 for the first three quarters of 1995 to $118,106,000 for the first three quarters of 1996, an increase of $6,767,000 or 6.1%. The yield on interest earning assets for the first three quarters of 1996 was 7.96%, a 19 basis point decline from the first three quarters of 1995 yield of 8.15%. Interest rate increases during the first half of 1995 caused yields to increase temporarily, however, rates began to decline during the second half of 1995 and continued to decline through the first quarter of 1996. Although some rates increased slightly since the first quarter of 1996, other rates have remained substantially unchanged. Due to the repricing characteristics of the Bank's variable rate investment portfolio, and the acquisition of additional securities, the yield on investments increased from 6.21% for the first three quarters of 1995 to 6.48% for the same period of 1996. Due to repricing characteristics of the Bank's loan portfolio which cause yields on loans to react more quickly to changing rates than yields on investments react and due to competitive pressures, the yield on the loan portfolio declined from 9.75% for the first three quarters of 1995 to 9.36% for the first three quarters of 1996. The changes in the investment and loan yields when applied to the volumes in each category resulted in a decline in the total yield on earning assets from the first nine months of 1995 compared to the first nine months of 1996, as noted above.

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

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, since mid-1995 interest rates generally have been declining. Because the Bank's variable rate assets are generally capable of repricing slightly more rapidly than corresponding liabilities, the Bank's interest income has declined more rapidly than interest expense. As a result, the Bank's interest spread for the first nine months of 1996 was 3.73% as compared to 3.89% for the same period of 1995.

     The decrease in interest rates also has had a negative effect on the Corporation's net interest margin. In addition to the direct impact on net interest margin caused by a decrease in interest spread, when interest earning assets exceed interest bearing liabilities, such as exists within the Corporation, a decrease in interest rates will cause a decrease in net interest income even if interest spread and other factors remain constant. This effect of declining rates has been offset in the Corporation, however, through an increase in interest earning assets which has exceeded the growth of interest bearing liabilities. As a result, the Corporation's interest spread for the first nine months of 1996 declined 16 basis points from the first nine months of 1995 and the Corporation's net interest margin comparison for the same period shows a decrease of 16 basis points from 4.64% to 4.48%.

     Interest income for the three months ended September 30, 1996, totalled $2,362,000 or $4,000 above the $2,358,000 for the same period of 1995, an increase of .2%.

INTEREST EXPENSE

     Interest expense for the first nine months of 1996 was $3,083,000, up $148,000 or 5.0% above the $2,935,000 expense for the same period of the previous year. The general decline in interest rates which began in the second half of 1995, resulted in an average cost of funds on deposits of 4.22% for the first three quarters of 1996 as compared to 4.26% for the first three quarters of 1995, a decline of four basis points. Additionally, although the balance of time deposits of $100,000 and over declined from December 31, 1995 to September 30, 1996, the Corporation experienced an increase in the average balance of time deposits during 1996, especially time deposits of $100,000 and over, the average balance of which increased $1,892,000 for the first nine months of 1996 compared to the same period of 1995. These deposits bear higher interest rates than other interest bearing deposits which has the result of increasing interest expense to a greater degree than would increases in other deposit types. The impact of these deposit increases somewhat restricted the reduction in the average cost of funds on deposits.

     The decrease in interest expense resulting from slightly lower interest rates paid on deposits was offset by an increase in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first three quarters of 1996 as compared to the same period of 1995 shows the Bank experienced an increase in the average balance of each general category of deposits except savings accounts. Average interest bearing deposits for the first nine months of 1996 were $96,607,000 as compared to $91,718,000 for the first nine months of 1995, an increase of $4,889,000 or 5.3%. As a result of the increased volumes, interest expense increased $148,000.

     As noted above, the Bank has maintained a net interest margin of 4.48% for the first nine months of 1996 as compared to 4.64% for the first nine months of 1995. Net interest income for the first three quarters of 1996 was $4,023,000 as compared to $3,937,000 for the same period during 1995, an $86,000 or 2.2% increase.

     For the three months ended September 30, 1996, total interest expense was $1,003,000 or $44,000 less than the $1,047,000 interest expense for the same period of 1995. Net interest income was $1,359,000 for the third quarter of 1996 or $48,000 higher than the $1,311,000 net interest income for the third quarter of 1995.


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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. Nonperforming assets declined in 1993 and 1994, however, several large commercial loans were placed on nonaccrual status in July 1995 resulting in an increase in nonperforming assets of $744,000 in 1995. During the first three quarters of 1996, nonperforming assets declined $637,000 or 85.6% of the 1995 increase. During the first nine months of 1996 net charge-offs were $89,000 compared to total net charge-offs of $161,000 for the full year of 1995. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 1.13 at September 30, 1996, as compared to .72 at December 31, 1995.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first three quarters of 1996. Similarly, there was no provision required in the first three quarters of 1995.


NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first nine months of 1996 was $385,000, up $22,000 from the same period of the previous year. The increase in noninterest income was attributable primarily to additional income generated through service charges on deposit accounts which totalled $270,000 in the first three quarters of 1996 compared to $222,000 in the first three quarters of 1995. Additionally, the Corporation realized net gains on sales of securities during the first nine months of 1996 of $5,000 while the Corporation realized no gains or losses on sales of securities during the same period of 1995. These increases were partially offset by a reduction of income realized upon the sale of loan collateral which had been repossessed. During the first nine months of 1995, the Corporation realized gains on dispositions of loan collateral repossessed in the amount of $33,000 while income from that source totalled $3,000 during the first nine months of 1996.

     Noninterest income during the three months ended September 30, 1996, totalled $128,000 compared to $103,000 for the same period of 1995, an increase of 24.3%.


NONINTEREST EXPENSE

     Noninterest expense for the first nine months of 1996 was $2,688,000, a $33,000 increase from the $2,655,000 expense incurred in the first nine months of 1995. Noninterest expense increased materially in several categories. Employee salaries and benefits increased $172,000 from $1,367,000 in the first three quarters of 1995 to $1,539,000 in the first three quarters of 1996. The increase was due principally to additional staff hired in connection with the opening of another branch of the Corporation's subsidiary, First American National Bank of Pennsylvania. Depreciation expense also increased $27,000 from $127,000 in the first nine months of 1995 to $154,000 in the first nine months of 1996, primarily due to capital expenditures related to the new branch. Expense of data processing increased from $71,000 in the first three quarters of 1995 to $92,000 for the same period of 1996, an increase of $21,000 or 29.6%. The increase was also primarily the result of greater volume of transactions and additional data processing fees attributable to the new branch.

     In addition to the increases in noninterest expense noted above, noninterest expense decreased materially in several categories. Due to the FDIC's Bank Insurance Fund having become fully funded in 1995, the Bank's FDIC assessment rate was reduced in the second half of 1995, which resulted in a decrease in such expense from $107,000 for the first three quarters of 1995 to $2,000 for the same period of 1996, a reduction of $105,000. A second significant factor in the decrease in noninterest expense related to losses during the first three quarters of 1995 in the amount of $51,000 realized on the sale of parcels of other real estate owned as a result of loan defaults by borrowers. The Corporation incurred no such losses in the first three quarters of 1996.

     Other areas in which noninterest expense decreased notably from the 1995 levels were other real estate expense, expense of supplies, stationery and printing and charitable contributions. Other real estate expense decreased $22,000 from $36,000 in the first nine months of 1995 to $14,000 in the same period of 1996. Expense of supplies, stationery and printing decreased $61,000 from $150,000 in the first nine months of 1995 to $89,000 for the same period of 1996, a decrease of 68.5%. Much of the additional printing expense in 1995 involved purchases related to the change of the name of the Corporation's subsidiary in February, 1995. Charitable contributions decreased from $71,000 in the first nine months of 1995 to $5,000 in the first nine months of 1996. The additional contributions in 1995 were primarily related to the donation of assets for which the Bank received tax credits to be utilized in payment of Pennsylvania Shares Tax. As a result, although charitable contribution expense in 1995 was increased, Shares Tax expense was reduced to $74,000 for the first three quarters of 1995. During 1996, Shares Tax expense increased to a more typical nine-month level of $108,000, an increase of $34,000.

     The final area in which noninterest expense increased related to the recognition of an expense for interest rebates due loan customers on mobile home loans which were paid before maturity. The total amount of expense relating to such loans recognized in the first nine months of 1996 was $40,000, while the Corporation did not recognize any such expense during the first nine months of 1995.

     Noninterest expense for the three month period ended September 30, 1996, totalled $893,000 compared to $840,000 for the same quarter of 1995, an increase of 6.3%.


INCOME TAXES

     Income tax expense for the first nine months of 1996 was $372,000, an increase of $103,000 from the $269,000 expense for the same period of 1995. Income tax expense for 1995 had been reduced due to the elimination of a valuation allowance for deferred income taxes. This factor coupled with an increase in pre-tax income of $75,000 resulted in a 38.3% increase in income tax expense. As noted above, net income after income taxes totaled $1,348,000 for the first three quarters of 1996 as compared to $1,376,000 for the first three quarters of 1995.


CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended September 30, 1996, was $14,802,000 while capital at the end of 1995 totalled 14,829,000. Despite the Corporation's earnings during the first nine months of 1996 of $1,348,000, capital decreased as a result of a decrease in the fair value of securities held by the Bank which are held as available-for-sale. Under Statement No. 115 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in the fair value of securities held which are available-for-sale must be reported as equity capital adjustments net of tax effects. During the first three quarters of 1996, the equity capital adjustment required by SFAS No. 115 was a decrease of $1,103,000. Capital was also reduced during the first three quarters of 1996 by dividend distributions of $272,000.

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

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At September 30, 1996, the Corporation's Tier 1 risk-adjusted capital ratio was 20.9% and the total capital ratio was 22.1%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at September 30, 1996, was 12.4%.


CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $1,097,000 as of September 30, 1996, representing a decrease of $747,000 since December 31, 1995. As noted in the table, nonperforming loans increased significantly in 1995. The 1995 increase was principally attributable to the placement on nonaccrual status of loans to related entities of one individual which totalled approximately $1,093,000.

     Included within the classification of nonperforming loans at September 30, 1996, are loans classified as impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this Standard, a loan is considered impaired when, based upon current information and events, it is probable the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At September 30, 1996, the Corporation's impaired loans totalled approximately $591,000 or 54% of the total nonperforming loans. All of these loans were on a nonaccrual basis and have a related allowance for loan losses allocation of $259,000. The average recorded investment in impaired loans in the first three quarters of 1996 was approximately $899,000.

     Table 1 also reflects a decrease in foreclosed assets in each year from 1992 through 1995. During 1996, however, foreclosed assets have increased from $357,000 at December 31, 1995, to $467,000 at September 30, 1996, an
increase of $110,000. Foreclosed assets at the end of the third quarter of 1996 included commercial real estate with a carrying value of $259,000, residential real estate with a carrying value of $175,000, mobile homes valued at $31,000 and personal property with a carrying value of $2,000.

     Table 2 - Analysis of Allowance for Loan Losses, indicates an $89,000 decrease in the allowance since December 31, 1995. The Corporation had net charge-offs in the first three quarters of 1996 in the amount of $89,000, however, it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. Despite the increase in nonperforming loans in 1995 noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. At September 30, 1996, the level of the allowance was at 1.99% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $1,856,000 during the first nine months of 1996. Although such amount is generally sufficient to meet normal fluctuations in loan demand or depositor needs, in recent months the Corporation has chosen to invest some of its liquid funds in assets which carry a higher yield. As a result, it has been necessary for the Corporation to borrow funds for short terms from time to time during the first nine months of 1996. The average balance of borrowed money during such period was $400,000.

     To provide an additional source of liquidity, the Bank's securities portfolio has been deemed available-for-sale. Although the Corporation's securities are generally purchased with the intention of holding them until maturity, by holding the investments as available-for-sale the Corporation's liquidity position is improved. In addition, a portion of the Corporation's investment portfolio consists of securities, such as U.S. Government Agency and other mortgage-backed securities, on which a portion of the principal amount is repaid each month. Payments on these securities, together with payments on loans and overnight investments in federal funds sold provide additional sources of liquidity. When needed, the Bank also has alternative sources of liquidity in the forms of borrowing from the Federal Reserve Bank and lines of credit with several financial institutions and the Federal Home Loan Bank of Pittsburgh.

     There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.



CARDINAL BANCORP, INC. AND SUBSIDIARY


Table 1 - Nonperforming Assets

Nonaccruing, Restructured and Past Due Loans


(dollars in thousands)


                              September 30,  -------- December 31, ----------
                                         1996     1995    1994    1993    1992
                                    ------------------------------------------

Nonaccruing loans                       $  506  $  375  $  620  $  921  $1,260
Impaired Loans                             591   1,299      -       -      -
Restructured troubled
  debt                                       0     170       0       0       0
Accrual Loans 90 days
  or more past due                           0       0       1      38     109
                                     -----------------------------------------
Total Nonperforming Loans               $1,097  $1,844  $  621  $  959  $1,369

Foreclosed Assets                       $  467     357  $  836  $1,334  $1,457
                                    ------------------------------------------
Total Nonperforming Assets              $1,564  $2,201  $1,457  $2,293  $2,826

                                    ==========================================


Ratios:

Nonperforming loans as a
percent of period-end loans              1.80%   2.99%   1.02%   1.48%   1.92%



Nonperforming loans as a
percent of total period-end
stockholders' equity                     7.41%  12.44%   5.12%   7.96%  12.24%




Allowance as multiple
of nonperforming loans                   1.13x    .72x    2.41x   2.04x  1.64x



CARDINAL BANCORP, INC. AND SUBSIDIARY


Table 2 - Analysis of Allowance for Loan Losses



(dollars in thousands)

                                                        Years Ended
                                  September 30,  ------ December 31, ---------
                                        1996     1995    1994    1993    1992
                                     -----------------------------------------

Balance - beginning of period         $1,333   $1,494  $1,953  $2,239  $  925
  Provision (benefit) charged
  to operating expense                     0        0    (300)    125   2,470
Loans charged off:
  Commercial and Agricultural             72       15      38     500   1,201
  Real estate mortgage                    13        0      23       0      48
  Consumer                               114      180     155      18      65
                                      ----------------------------------------

Total loans charged off                  199      195     216     518   1,314

Recoveries:
  Commercial and Agricultural             75       27     51      86      142
  Real estate mortgage                    22        0      0       0        4
  Consumer                                14        7      6      21       12
                                      ----------------------------------------

Total recoveries                         110       34     57     107      158

                                      ----------------------------------------

Net charge-offs (recoveries)              89      161     159     411   1,156

Balance - end of period               $1,244   $1,333  $1,494  $1,953  $2,239

                                      ======================================


Ratios:

Annualized net charge-offs to
average loans                           .19%     .27%    .26%    .60%   1.49%

Allowance to period-end
loans                                  1.99%    2.16%   2.46%   3.01%   3.14%

Allowance as multiple of
annualized net charge-offs            10.45x    8.28x   9.40x   4.75x   1.94x



                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

     Management and the Corporation's legal counsel are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than the ordinary routine litigation incident to the business of the Corporation and its subsidiary, First American National Bank of Pennsylvania In addition, no material proceedings are pending or are known to be threatened or contemplated against the Corporation or the Bank by government authorities.

Item 2.  Changes in Securities.
-------------------------------

     Not applicable.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Not applicable.

Item 5.  Other Information.
---------------------------

     As disclosed in Note 3 to the above interim consolidated financial statements, on October 16, 1996, the Board of Directors of Cardinal Bancorp, Inc. approved a two for one stock split. The additional shares resulting from the split, which was effected in the form of a 100 percent stock dividend, will be distributed on November 14, 1996, to the holders of record on October 31, 1996.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits:

          None

     (b)  Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter for which this report is filed.

                   CARDINAL BANCORP, INC. AND SUBSIDIARY

                           EVERETT, PENNSYLVANIA








                                Signatures
                               ------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



     Cardinal Bancorp, Inc.
-----------------------------------------
        (Registrant)




By:  /s/ James B. Bexley
     -------------------------------------
     James B. Bexley
     President and Chief Executive Officer

Date:  November 13, 1996





By:  /s/ Merle W. Helsel
     ------------------------------------
     Merle W. Helsel
     Chief Financial Officer
     (principal financial and accounting officer)

Date:  November 13, 1996