Form 10-K
period 1996-12-31
CARDINAL BANCORP INC /PA
filed 1997-03-31
CIK 874481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                FORM 10-K


  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----
ACT OF 1934

      For the fiscal year ended December 31, 1996 or

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from       to      .
                                     -----    -----
      Commission file number 0-19209.
                             -------

                             Cardinal Bancorp, Inc.
          ------------------------------------------------------
          (Exact Name of Registrant as Specified in its charter)


         Pennsylvania                                          25-1537130
------------------------------                            ------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

140 East Main Street, Everett, Pennsylvania                      15537
-------------------------------------------                    ---------
(Address of Principal Executive Offices)                       (Zip Code)

                               (814) 652-2131
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    on Which Registered
-------------------                                   ---------------------

     None                                                     None
-------------------                                   ---------------------


          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $.50 Par Value
                        ----------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

     Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

     The aggregate market value of voting stock held by nonaffiliates of the registrant was $20,171,250 as of March 11, 1997.


                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN
                BANKRUPTCY PROCEEDINGS DURING THE PRECEDING
                               FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____   No _____


                 APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     As of March 25, 1997 there were outstanding 990,000 shares of common stock, $.50 par value.

                    DOCUMENTS INCORPORATED BY REFERENCE:

     List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980).

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, (the "1996 Annual Report") are incorporated into Parts I and II.

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement") are incorporated by reference into Part III.


                                  PART I
                                  ------

ITEM 1.  BUSINESS.
-------  --------

     The information required by this Item is incorporated by reference herein, from page 1 of the 1996 Annual Report of Cardinal Bancorp, Inc. (the "Registrant" or "Corporation"). Additionally, certain other matters are discussed below.

     Employees
     ---------

     At December 31, 1996, the Registrant had 70 full-time and 8 part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

     The Registrant experiences substantial competition in attracting and retaining deposits and in lending funds. Primary factors in competing for deposits are the ability to offer attractive rates and the convenience of office locations. Direct competition for deposits comes primarily from other commercial banks and thrift institutions. Competition for deposits also comes from money market mutual funds, corporate and government securities and credit unions. The primary factors in the competition for loans are interest rates, loan origination fees and the range of products and services offered. Competition for origination of real estate loans normally comes from other commercial banks, thrift institutions, mortgage bankers, mortgage brokers and insurance companies.

     For additional information with respect to the Registrant's business activities, see Part II, Item 7 hereof.

     Supervision and Regulation - Registrant and Subsidiary,
     -------------------------------------------------------
     First American National Bank of Pennsylvania (the "Bank"),
     --------------------------------------------------------
     formerly The First National Bank of Everett.
     --------------------------------------------

     The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and its subsidiary, the Bank, may have an impact on operations.

     The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and to supervision by the Federal Reserve Board. The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Registrant does not at this time engage, nor does the Registrant have any current plans to engage, in any of the permissible activities.

     Legislation and Regulatory Changes
     -----------------------------------

     The passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 and the Riegle Community Development and Regulatory Improvement Act may have a significant impact upon the Corporation. The key provisions pertain to interstate banking and interstate branching as well as a reduction in the regulatory burden on the banking industry. Since September, 1995, bank holding companies may acquire banks in other states without regard to state law. In addition, banks can merge with other banks in another state beginning in June, 1997. States may adopt laws preventing interstate branching but, if so, no out-of-state bank can establish a branch in such state and no bank in such state may branch outside the state. Pennsylvania has amended the provisions of its Banking code to authorize full interstate banking and branching under Pennsylvania law and to facilitate the operations of interstate banks in Pennsylvania. As a result of legal and industry changes, management predicts that consolidation will continue as the financial services industry strives for greater cost efficiencies and market share. Management believes that such consolidation may enhance its competitive position as a community bank.

     There are numerous proposals before Congress to modify the financial services industry and the way commercial banks operate. However, it is difficult to determine at this time what effect such provisions may have until they are enacted into law. Except as specifically described above, Management believes that the effect of the provisions of the aforementioned legislation on the liquidity, capital resources, and results of operations of the Corporation will be immaterial. Management is not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which, if they were implemented, would have a material adverse effect upon the liquidity, capital resources, or results of operations of the Corporation, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Corporation's results of operations.

     Effects of Inflation
     --------------------

     Inflation has some impact on the Corporation's and the Bank's operating costs. Unlike many industrial companies, however, substantially all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's and the Bank's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

     Monetary Policy
     ---------------

     The earnings of the Corporation and the Bank are affected by domestic economic conditions and the monetary and fiscal policies of the United States Government and its agencies. An important function of the Federal Reserve System is to regulate the money supply and interest rates. Among the instruments used to implement those objectives are open market operations in United States government securities and changes in reserve requirements against member bank deposits. These instruments are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect rates charged on loans or paid for deposits.

     The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant effect on its deposits, loans and investment growth, as well as the rate of interest earned and paid, and are expected to affect the Bank's operations in the future. The effect of such policies and regulations upon the future business and earnings of the Corporation and the Bank cannot be predicted.

     Environmental Laws
     -------------------

     Neither the Registrant nor the Bank anticipate that compliance with environmental laws and regulations will have any material effect on capital, expenditures, earnings, or on its competitive position. However, environmentally related hazards have become a source of high risk and potentially unlimited liability for financial institutions. Environmentally contaminated properties owned by an institution's borrowers may result in a drastic reduction in the value of the collateral securing the institution's loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, if circumstances affecting a property indicate a potential for contamination, the Bank may require an environmental examination of and report with respect to the property of any borrower or prospective borrower, taking into consideration a potential loss to the institution in relation to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the cost of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Registrant is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of the Bank.

     In 1995, the Pennsylvania General Assembly enacted the Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act which, among other things, provides protection to lenders from environmental liability and remediation costs under the environmental laws for releases and contamination caused by others. A lender who engages in activities involved in the routine practices of commercial lending, including, but not limited to, the providing of financial services, holding of security interests, workout practices, foreclosure or the recovery of funds from the sale of property, shall not be liable under the environmental acts or common law equivalents to the Pennsylvania Department of Environmental Resources or to any other person by virtue of the fact that the lender engages in such commercial lending practice. A lender, however, will be liable if it, its employees or agents, directly cause an immediate release or directly exacerbate a release of regulated substances on or from the property, or knowingly and willfully compel a borrower to commit an action which causes such release or to violate an environmental act. The Economic Development Agency, Fiduciary and Lender Environmental Liability Protection Act, however, does not limit federal liability which still exists under certain circumstances.

     Federal Taxation
     -----------------

     The Registrant and the Bank are subject to those rules of federal income taxation generally applicable to corporations and report their respective income and expenses on the accrual method of accounting. The Registrant and its subsidiary file a consolidated federal income tax return on a calendar year basis. Intercompany distributions (including dividends) and certain other items of income and loss derived from intercompany transactions are eliminated upon consolidation of all the consolidated group members' respective taxable income and losses.

     The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax (AMT). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of
(i) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, which amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $310,000). There are certain applicable adjustment and preference items (e.g., the adjustment for depreciation) for determining AMTI. If a banking institution is subject to AMT, then all or a portion of the amount of a preference will effectively be subject to a 20% surtax.

     State Tax
     ----------

     The Registrant is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1996 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.

     Competition
     -----------

     The Bank competes actively with other area commercial and savings banks, many of which are larger than the Bank, as well as with major regional banking and financial institutions headquartered in or near Altoona, Johnstown and Pittsburgh, Pennsylvania and Cleveland Ohio. The Bank's major competitors are Mid-State Bank and Trust Company, Altoona First Savings Bank, Hollidaysburg Trust Company, Johnstown Bank and Trust Company, National City Bank and Central Bank. In terms of asset size, the Bank is smaller than its other major competitors.

     Supervision and Regulation - Bank
     ---------------------------------

     The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation. Bank operations are also subject to regulations of the Comptroller of the Currency (Comptroller), the Federal Reserve Board and the FDIC.

     The primary supervisory authority of the Bank is the Comptroller, which regularly examines the Bank. The Comptroller has the authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

     Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

     Annual full-scope, on site examinations are generally required for all FDIC-insured institutions. However, institutions with assets under $100 million which are well-capitalized, well-managed, have a composite CAMEL rating of 1 or 2 and are not subject to a recent change in control, and institutions with assets under $250 million which are well-capitalized, well-managed, have a composite CAMEL rating of 1 and are not subject to a recent change in control are subject to an examination period of eighteen (18) months.

     As noted above, from time to time various types of federal and state legislation may be proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulations of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.


ITEM 2.  PROPERTIES.
-------  -----------


     The Bank owns its main office, which houses the administration center of the Bank and the Corporation, four branch offices and certain parking facilities related to its banking offices, all of which are free and clear of any lien. The Bank's main office is located in the central business district of Everett, Pennsylvania. Below is a table containing the location and date of acquisition of the Bank's properties.

Office                   Address                     When Acquired
------                   -------                     -------------

Main Office              140 East Main Street            1902
  and Administration     Everett, PA  15537
  Center

Bedford Branch           601 East Pitt Street           5/13/85
  Office                 Bedford, PA  15522

Breezewood Branch        Main Street                    8/4/58
  Office                 Breezewood, PA  15533

Woodbury Branch          Main Street                    1/23/61
  Office                 Woodbury, PA  16695

Altoona/Hollidaysburg    2430 North Business 220        2/28/95
  Office                 Duncansville, PA  16635

     All the above properties are in good condition and are deemed adequate for the Bank's purposes.


ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

     Management, after consulting with the Corporation's legal counsel, is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Corporation. There are no proceedings pending other than ordinary routine litigation incident to the business of the Corporation and the Bank. No material proceedings are known to be contemplated by governmental authorities against the Corporation or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
------   ----------------------------------------------------

     NOT APPLICABLE

                                  PART II
                                  -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
-------  -------------------------------------------------
         STOCKHOLDER MATTERS.
         -------------------

     Cardinal Bancorp, Inc. has only common stock authorized, issued and outstanding. The outstanding common stock is traded in the over-the-counter market. Set forth in the table below is the range of high and low bid information for the stock for each full quarterly period within the two most recent years, as reported by Legg Mason Wood Walker, Inc., a market maker of the Registrant's stock. On October 16, 1996, the Board of Directors of the Corporation approved a two for one stock split. The additional shares resulting from the split, which was effected in the form of a 100 percent stock dividend, were distributed on November 14, 1996, to holders of record on October 31, 1996. The market prices and dividend amounts set forth below for 1996 and 1995 have been, where appropriate, adjusted to give retroactive effect to the stock split. These quotations do not include retail markups or markdowns or any commission to the broker-dealer. These quotations may not reflect actual transactions. For additional information refer to page 1 of the Registrant's 1996 Annual Report.


                   1996                         1995
           ----------------------      -----------------------
                        Dividends                    Dividends
           High   Low   Declared       High    Low   Declared
Quarter    Bid    Bid   Per share      Bid     Bid   Per share
-------    ----   ---   ---------      ----    ---   ---------
First     17.25  16.25   $.075        16.375  15.625  $.075
Second    18.00  17.12   $.10         16.4375 15.50    .075
Third     18.37  17.12   $.10         33.00   16.375   .075
Fourth    19.75  17.75   $.10         33.00   16.1875  .075


     As of March 19, 1997 there were 485 holders of record of the Registrant's common stock.

     The Registrant is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"). The BCL operates generally to preclude dividend payments if the effect thereof would render the Registrant insolvent, as defined. As a practical matter, the Registrant's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the Bank. Payment of dividends to the Registrant by the Bank is subject to the restrictions set forth in the National Bank Act. The National Bank Act requires the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank, such as the Bank, in any calendar year exceeds the net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years. Without regulatory approval, the amount available for payment of dividends by the Bank in 1997 was $2,550,532 at December 31, 1996.

     The table set forth above states the frequency and amount of cash dividends declared by the Corporation on its common stock for the two most recent years. The Registrant intends to pay a dividend in each quarter of 1997, as earnings permit.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  -----------------------

     The information required by this Item is incorporated by reference herein, from page 4 and 5 of the Registrant's 1996 Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------  -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 6 to 23 of the Registrant's 1996 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

     Report of Independent Auditors and Consolidated Financial Statements are incorporated by reference herein, from pages 24 to 48 of the Registrant's 1996 Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------  ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     Information concerning a change in independent accountants during 1995 has been disclosed previously. See also the disclosure appearing under Ratification of Independent Auditors contained in the Registrant's 1997 Proxy
------------------------------------
Statement, incorporated by reference herein.


                                  PART III
                                  --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 5, 6, and 11 of the Registrant's 1997 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     The information required by this Item is incorporated by reference herein, from pages 7 to 10 of the Registrant's 1997 Proxy Statement. Additionally, certain matters are discussed below.

     Compensation Committee Interlocks and Insider Participation
     -----------------------------------------------------------

     The Board of Directors of the Registrant determines the amount of executive compensation as the Registrant has no compensation committee. Merle
W. Helsel, the President and CEO of the Registrant, and James B. Bexley and Ray E. Koontz, both formerly having held the position of President and CEO of the Registrant, served on the Board of Directors of the Registrant and Mr. Bexley and Mr. Koontz participated during 1996 in deliberations concerning compensation of other executive officers. No party participates in deliberations concerning executive officer compensation which would affect the compensation of that party. As a result, neither Mr. Helsel nor Mr. Bexley participated in any deliberations concerning his compensation as an executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
--------  ---------------------------------------------------
          MANAGEMENT.
          -----------

     The information required by this Item is incorporated by reference herein, from pages 2, 3 and 4 of the Registrant's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 10 and 11 of the Registrant's 1997 Proxy Statement.


                                   PART IV
                                   -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
--------  ------------------------------------------------------
          ON FORM 8-K.
          ------------

(a) 1. CARDINAL BANCORP, INC. CONSOLIDATED FINANCIAL STATEMENTS for the period ended December 31, 1996:

          i.     Report of Independent Auditors

          ii.    Consolidated Balance Sheets

          iii.   Consolidated Statements of Income

          iv.    Consolidated Statements of Cash Flows

          v.     Consolidated Statements of Changes in
                 Stockholders' Equity

          vi.    Notes to Consolidated Financial Statements


      2. The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

      3. The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

          (3)(i)     Registrant's Articles of Incorporation, as amended *

          (3)(ii)    Registrant's Bylaws *

          (13)(i)    Registrant's 1996 Annual Report to Shareholders

          (13)(ii)   Registrant's 1994 Report of Independent Auditors

          (21)       Subsidiaries of the Registrant

          (27)       Financial Data Schedule

          (99) Proxy Statement and Accompanying Notice of Annual Meeting and Form of Proxy for the 1997 Annual Meeting of Shareholders


     * Incorporated by reference herein from the Registrant's 1991 Form 10-K, File No. 0-19209.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Cardinal Bancorp, Inc.
---------------------------------------
          (Registrant)



By:  /s/  Merle W. Helsel
     ---------------------------------
     Merle W. Helsel
     President and Chief Executive Officer

Date
     ----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                                                      DATE

By:  /s/  Clyde R. Morris
     ----------------------------------                             ---------
     Clyde R. Morris
     Chairman of the Board of Directors
     and Director



By:  /s/ Merle W. Helsel
     ----------------------------------                             ---------
     Merle W. Helsel
     President, Chief Executive Officer
     and Director
     (principal executive officer)



By:  /s/ Robert F. Lafferty
     ---------------------------------                              ---------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)



By:  /s/ Donald W. DeArment
     ---------------------------------                              ---------
     Donald W. DeArment
     Director

By:  /s/  Ray E. Koontz
     ---------------------------------                              ---------
     Ray E. Koontz
     Director



By:  /s/ William B. Zimmerman
     ---------------------------------                              ---------
     William B. Zimmerman
     Director



By:  /s/ Robert E. Ritchey
     ---------------------------------                              ----------
     Robert E. Ritchey
     Director



By:  /s/  James C. Vreeland
     ---------------------------------                              ---------
     James C. Vreeland
     Director



By:  /s/  Darrell Dodson
     ---------------------------------                              ---------
     Darrell Dodson
     Director

                                  INDEX TO EXHIBITS
                                                                 Page Number
                                                            in Manually Signed
                                                                 Original
                                                                 --------
Exhibit Number
--------------


     3(i)          Registrant's Articles of Incorporation,            *
                   as amended

     3(ii)         Registrant's Bylaws, as amended                    *

     (13)(i)       Registrant's 1995 Annual Report to                 16
                   Shareholders

     (13)(ii)      Registrant's 1994 Report of Independent            65
                   Auditors

     (21)          Subsidiaries of the Registrant                     67

     (99)          Proxy Statement and Accompanying Notice            68
                   of Annual Meeting and Form of Proxy
                   for the 1996 Meeting of Shareholders

      * Incorporated by reference herein from the Registrant's 1991 Form 10-K, File No. 0-19209