Form 10-Q
period 1997-03-31
CARDINAL BANCORP INC /PA
filed 1997-05-15
CIK 874481

SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  Form 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

      Commission file number    0-19209   .
                            ---------------

                             Cardinal Bancorp, Inc.
           -----------------------------------------------------
          (Exact Name of Registrant as Specified in its charter)

               Pennsylvania                       25-1537130
         ------------------------          ------------------------
         (State of Incorporation)          (I.R.S. Employer ID No.)

         140 East Main Street, Everett, Pennsylvania          15537
         -------------------------------------------        ---------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X    No
                                                      ----       ----

         APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS: N/A

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____  No _____

              APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                     -----------------------
par common stock were outstanding as of May 1, 1997.
-----------------------------------------------------

                      CARDINAL BANCORP, INC. AND SUBSIDIARY

                              EVERETT, PENNSYLVANIA

                                 FORM 10-Q INDEX


                                                                Page
PART I      FINANCIAL INFORMATION:
            ---------------------

   Item 1. Financial Statements


     Consolidated Balance Sheets                                  1

     Consolidated Statements of Income                            2

     Consolidated Statements of Cash Flows                        3

     Notes to Consolidated Financial Statements                   4

   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations                5


PART II     OTHER INFORMATION

   Item 1.  Legal Proceedings                                    15

   Item 2.  Changes in Securities                                15

   Item 3.  Defaults upon Senior Securities                      15

   Item 4.  Submission of Matters to a Vote                      15
              of Security Holders

   Item 5.  Other Information                                    16

   Item 6.  Exhibits and Reports on Form 8-K                     16


Signature Page                                                   17


CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                  March 31,    December 31,
                                                    1997           1996
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  5,882        $  6,452
Interest earning balances                             531              14
Federal funds sold                                      0               0
Securities available-for-sale                      50,207          51,446
Loans                                              71,295          70,104
Less:  Unearned discount                            2,745           2,931
       Allowance for loan losses                      966             957
                                                  -------         -------
             Net Loans                             67,584          66,216

Accrued interest receivable                           966           1,161
Premises and equipment, net                         2,762           2,757
Foreclosed assets                                     212             229
Other assets                                        1,464           1,282
                                                 --------        --------

TOTAL ASSETS                                     $129,608        $129,557
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interesting bearing)               $ 14,549        $ 13,356
  NOW, money market and savings                    36,485          36,521
  Time, less than $100,000                         47,391          45,761
  Time, $100,000 and over                          14,881          10,117
                                                  -------         -------
       Total Deposits                             113,306         105,755

Securities sold under agreements
  to repurchase                                       161             106
Short term borrowings                                   0           7,561
Accrued interest payable                              550             531
Other liabilities                                     307             380
                                                  -------         -------

      Total Liabilities                           114,324         114,333
                                                  -------         -------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
2,000,000 shares authorized,
990,000 shares issued and outstanding                 495             495
Surplus                                             2,264           2,264
Retained earnings                                  13,319          12,965
Net unrealized securities losses                     (794)           (500)
                                                  -------         -------
     Total Shareholders' Equity                    15,284          15,224
                                                  -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $129,608        $129,557
                                                 ========        ========


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)


                                                       Three Months ended
                                                            March 31,
                                                         1997      1996
                                                          (Unaudited)


INTEREST INCOME
Loans, including fees                                   $1,527     $1,458
Depository institutions                                     11         19
Federal funds sold                                           6         24
Securities:
  Taxable                                                  689        729
  Tax-exempt                                               149        130
  Dividends                                                  8          8
                                                         -----      -----
Total Interest Income                                    2,390      2,368
                                                         -----      -----

INTEREST EXPENSE
Deposits
  NOW, money market and savings                            200       248
  Time, less than $100,000                                 651       617
  Time, $100,000 and over                                  173       179
Interest on securities sold under
  agreements to repurchase                                   5         0
Short-term borrowings                                       15         4
                                                         -----     -----
Total Interest Expense                                   1,044     1,048
                                                         -----     -----
Net Interest Income                                      1,346     1,320
Provision for Loan Losses                                    0         0
                                                         -----     -----
    Net Interest Income after
    Provision for Loan Losses                            1,346     1,320
                                                         -----     -----

OTHER INCOME
Service charges on
  deposit accounts                                         104        84
Other service charges and fees                              34        34
Net security gains                                           0        11
Other noninterest income                                     1         0
                                                         -----     -----
    Total Other Income                                     139       129
                                                         -----     -----

OTHER EXPENSES
Salaries and employee benefits                             502       490
Occupancy and equipment expenses                           107       106
Other operating expenses                                   282       275
                                                         -----     -----
    Total Other Expenses                                   891       871
                                                         -----     -----

Income before income taxes                                 594      578
Income tax expense                                         141      105
                                                         -----    -----


NET INCOME                                              $  453    $  473
                                                         =====     =====

EARNINGS PER SHARE                                      $  .46    $  .48
                                                         =====     =====


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1997        1996
                                                               (Unaudited)


OPERATING ACTIVITIES

Net income                                               $   453     $   473
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                 51          52
Net amortization of premiums and discounts                     3          20
Net securities gains                                           0         (11)
Decrease in accrued interest and other assets                181         239
Decrease in accrued interest
  and other liabilities                                      (54)       (210)
                                                          ------      ------

Net Cash Provided by Operating Activities                    634         563
                                                          ------      ------

INVESTING ACTIVITIES

Proceeds from sales of available-for-sale
 securities                                                    0       9,538
Redemption of Federal Home Loan Bank Stock                    74          51
Proceeds from maturities of available-for-sale
  securities                                                 716       2,289
Purchase of available-for-sale securities                      0     (17,336)
Net loans (originated) repaid by customers                (1,368)        366
Premises and equipment purchases                             (56)        (59)
                                                          ------      ------

Net Cash Used by Investing Activities                       (634)     (5,151)
                                                          ------      ------

FINANCING ACTIVITIES

Net increase in deposit accounts                           1,158       1,292
Net increase (decrease) in time deposits                   6,394      (1,088)
Dividends paid                                               (99)        (74)
Decrease in other borrowings                              (7,506)          0
                                                          ------      ------

Net Cash Provided (Used) by Financing Activities             (53)        130

Decrease in Cash and Cash Equivalents                        (53)     (4,458)
                                                          ------      ------

Cash and Cash Equivalents at January 1                     6,466       8,246
                                                          ------      ------

Cash and Cash Equivalents at March 31                    $ 6,413     $ 3,788
                                                          ======      ======

SUPPLEMENTAL INFORMATION

Interest paid on deposits                                $ 1,009     $ 1,032
Income taxes paid                                              0           0
Loans transferred to foreclosed assets                         3          37



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

These statements should be read in conjunction with notes to the financial statements contained in the 1996 Annual Report to Shareholders.

NOTE 2 - ACCOUNTING FOR EARNINGS PER SHARE

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." Statement No. 128 will become effective for the Corporation beginning in 1998. This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Corporation. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Corporation will adopt Statement No. 128 on December 31, 1997, and based on current estimates, does not believe the effect of adoption will have a significant impact on the Corporation's financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR MARCH 31, 1997.


FINANCIAL CONDITION


     Total assets at March 31, 1997, were $129,608,000, an increase of $51,000 from the $129,557,000 balance at December 31, 1996. The increase was primarily the result of an increase in the balance of net loans which was partially offset by a decrease in securities available-for-sale. Net loans increased $1,368,000 while investments in securities decreased in the aggregate amount of $1,239,000 in the first quarter of 1997. Short term borrowings were $7,561,000 at December 31, 1996, but the Bank had no such borrowings at March 31, 1997. The reduction in short term borrowings was accomplished through an increase in total deposits of $7,551,000. On an individual basis, demand accounts increased $1,193,000, time deposits of less than $100,000 increased $1,630,000 and time deposits of $100,000 and over increased $4,764,000.

     Shareholders' equity increased slightly by $60,000 or .4% despite an additional decline in the fair value of the Corporation's available-for-sale securities portfolio. Unrealized losses in the available-for-sale securities portfolio net of tax effect increased $294,000 from $500,000 at December 31, 1996, to $794,000 at March 31, 1997. This negative impact on capital was offset by earnings of $453,000 for the first three months of 1997, of which $354,000 was retained as part of the Corporation's equity capital with the balance having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the decrease in the fair value of securities, the investment portfolio of the Corporation decreased $793,000 in the first three months of 1997, primarily as the result of paydowns on mortgage-backed securities in the amount of $716,000. The securities paydowns were used to assist in funding the increase in the volume of loans net of unearned discount of $1,377,000.


RESULTS OF OPERATIONS


     Cardinal Bancorp, Inc. realized a net profit of $453,000 for the first three months of 1997 as compared to a net profit of $473,000 for the first three months of 1996. On a per share basis, net income for the first quarter of 1997 was $.46 per share while net income for the first quarter of 1996 was $.48 per share.

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


INTEREST INCOME


     Interest income for the first three months of 1997 was $2,390,000 up $22,000 or .9% above the $2,368,000 earned during the same period of 1996.
The increase was due to an increase in the volume of interest earning assets, the average volume of which increased from $117,653,000 for the first quarter of 1996 to $120,126,000 for the first quarter of 1997, an increase of $2,473,000 or 2.1%. The yield on interest earning assets was nearly unchanged from the first quarter 1996 yield of 8.02% to the first quarter 1997 yield of 8.03%. Interest rates declined in the first quarter of 1996 and remained fairly stable through the remainder of 1996 and the first part of 1997, however, interest rates began to increase in the latter part of the first quarter of 1997.

     The Bank converted some variable rate securities into fixed rate securities early in 1996 and despite the general decline in rates, the yield on investments for the first quarter of 1997 was 6.53% as compared to a yield of 6.49% for the same period of 1996. Due to competitive pressures and to repricing characteristics of the Bank's loan portfolio which caused yields on loans to decline as a result of a general decline in rates in February 1996, the yield on the loan portfolio declined from 9.48% for the first quarter of 1996 to 9.16% for the first quarter of 1997. The Bank also reduced the level of its lowest yielding assets, federal funds sold and interest bearing balances at the Federal Home Loan Bank, from an average balance of $3,098,000 for the first quarter of 1996 to an average of $1,264,000 for the first quarter of 1997. The changes in investment and loan yields when applied to the volumes in each category coupled with a reduction of lower yielding assets resulted in a minimal change in the total yield on earning assets from the first three months of 1996 compared to the first three months of 1997, as noted above.

     The Bank has structured many of its loans with variable interest rates in order to be able to react to nationwide changes in rates over which the Bank has no control. Furthermore, a portion of the investment portfolio contains securities with rates which adjust according to indexes which generally track with changes in the rate environment. As a result, the Bank is able to reduce interest rate risk and is more effectively able to maintain a necessary interest spread in a changing economy. Although during periods of increasing interest rates the Bank's interest income will be positively affected, a general increase in interest rates will have a corresponding impact on increasing interest expense.

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, after a decline in February 1996, interest rates remained fairly stable during 1996 but increased in the latter part of the first quarter of 1997. Due to the relative slowness with which deposits reprice, the rate paid on deposits continued to decline throughout much of 1996 which resulted in a rate paid on interest bearing deposits of 4.28% for the first quarter of 1997, compared to a rate of 4.33% for the same period of 1996. As a result, the Bank's interest spread for the first three months of 1997 was 3.75% as compared to 3.69% for the first three months of 1996.

     The increase in interest spread also has had a positive effect on the Corporation's net interest margin. The Corporation's interest spread for the first three months of 1997 increased 6 basis points from the first three months of 1996, the Corporation's net interest margin comparison for the same periods shows an increase of 5 basis points from 4.45% to 4.50%.


INTEREST EXPENSE

     Interest expense for the first three months of 1997 was $1,044,000, down $4,000 or .4% below the $1,048,000 expense for the same period of the previous year. The fairly stable interest rates in 1996 and the first part of 1997 resulted in the average cost of funds on deposits declining only slightly to 4.28% for the first quarter of 1997 as compared to 4.32% for the first quarter of 1996.

     The decreased interest expense resulting from slightly lower interest rates paid on deposits was offset by an increase in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first quarter of 1997 as compared to the same period of 1996 shows the Bank experienced an increase in the average balance only in the category of time deposits of less than $100,000. However, the increase in time deposits of less than $100,000 exceeded the aggregate of all the decreases in the other
deposit categories.   Average interest bearing deposits for the first three
months of 1997 were $97,863,000 as compared to $96,815,000 for the first three months of 1996, an increase of $1,048,000 or 1.1%. This increase in deposit volumes largely offset the reduction in interest expense caused by a decline in rates. As a result, interest expense decreased only $4,000.

     As noted above, the Bank has maintained a net interest margin of 4.50% for the first three months of 1997 as compared to 4.45% for the first three months of 1996. Net interest income for the first quarter of 1997 was $1,346,000 as compared to $1,320,000 for the same period during 1996, a $26,000 or 2.0% increase.

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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. Nonperforming assets totaled $813,000 at December 31, 1996, a decline of $1,388,000 from December 31, 1995. During the first quarter of 1997, nonperforming assets declined further by $23,000 or 2.8% of the balance at December 31, 1996. Additionally, during the first three months of 1997, the Corporation realized a net recovery on charged-off loans of $9,000 as compared to total net charge-offs of $376,000 for the full year of 1996. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 1.67 at March 31, 1997, as compared to 1.64 at December 31, 1996.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first quarter of 1997. Similarly, there was no provision required in the first quarter of 1996.

NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first three months of 1997 was $139,000, up $10,000 over the same period of the previous year. The primary reason for the increase was due to a rise in income from service charges on deposit accounts which totaled $104,000 in the first quarter of 1997 compared to $84,000 in the first quarter of 1996. No income was realized from other real estate owned or from gains upon sales of loan collateral repossessed during the first quarter of 1997 and 1996. Finally, the Corporation realized no gains or losses on sales of securities during the first three months of 1997 while the Corporation realized net gains on sales of securities of $11,000 during the same period of 1996.


NONINTEREST EXPENSE

     Noninterest expense for the first three months of 1997 was $891,000, a $20,000 increase from the $871,000 expense incurred in the first three months of 1996. The most significant factor in the increase in noninterest expense is related to an increase in employee benefits during the first quarter of 1997 in the amount of $8,000. The additional expense was due to the Bank increasing in November of 1996 the Bank's contribution toward the premium for employee's family health insurance benefits from 50% to 80%. Another area in which noninterest expense increased from the 1996 level was in FDIC Insurance which rose $6,000. The FDIC Bank Insurance Fund had been fully funded since midway of 1995 and significant decreases had taken place in 1996. However, in the first quarter of 1997 the FDIC increased assessments which resulted in increased expense. Data processing expense increased $6,000 from $42,000 in the first three months of 1996 to $48,000 for the same period of 1997. The increase was due in part to increased transaction volume originated by several new large volume customers. With the exception to the categories above, noninterest expense remained fairly stable when comparing the first three months of 1997 to the first three months of 1996.


INCOME TAXES

     Income tax expense increased $36,000 for the first three months of 1997 over the same period of 1996 primarily as a result of a change in a temporary difference which affected deferred income taxes. As noted above, net income after income taxes totaled $453,000 for the first quarter of 1997 as compared to $473,000 for the first quarter of 1996.

CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended March 31, 1997, was $15,284,000 while capital at the end of 1996 totalled 15,224,000. Despite a decrease in the fair value of securities held by the Bank which are held as available-for-sale, the Corporation's earnings during the first three months of 1997 of $453,000 resulted in an increase in capital. Under Statement No. 115 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in the fair value of securities held which are available-for-sale must be reported as equity capital adjustments net of tax effects. During the first quarter of 1997, the equity capital adjustment required by SFAS No. 115 was a decrease of $294,000.

     Capital was also reduced during the first quarter of 1997 by dividend distributions of $99,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

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

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At March 31, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 18.9% and the total capital ratio was 20.1%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at March 31, 1997, was 11.8%.


CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $578,000 as of March 31, 1997, representing a decrease of $6,000 since December 31, 1996. As noted in the table, nonperforming loans decreased significantly in 1996. Approximately $1,067,000 of such decrease was attributable to the liquidation from nonaccrual status of loans to related entities of one individual for which provision for potential losses had been previously made. Included within the classification of nonperforming loans at March 31, 1997, are loans classified as impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118. Under this Standard, a loan is considered impaired when, based upon current information and events, it is probable that the Corporation will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. At March 31, 1997, the Corporation's impaired loans totalled approximately $33,000 or 5.7% of the total nonperforming loans. All of these loans were on a nonaccrual basis and have a related allowance for loan losses allocation of $17,000. The average recorded investment in impaired loans in the first quarter of 1997 was approximately $33,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1993. As noted, foreclosed assets have decreased from $1,334,000 at December 31, 1993 to $212,000 at March 31, 1997, which includes a decline of $17,000 in the first quarter of 1997.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $9,000 increase in the allowance since December 31, 1996. The Corporation had a net recovery on charged-off loans in the first quarter of 1997 in the amount of $9,000 and it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net charge-offs for 1996 totalled 376,000 as compared to $161,000 in 1995. The large increase in net charge offs in 1996 was due to a $256,000 charge off of loans to related entities of one individual. At March 31, 1997, the level of the allowance was at 1.41% of period-end loans.


LIQUIDITY


     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $1,264,000 during the first three months of 1997.

     To provide an additional source of liquidity, the Bank's securities portfolio has been deemed available-for-sale. Although the Corporation's securities are generally purchased with the intention of holding them until maturity, by holding the investments as available-for-sale the Corporation's liquidity position is improved. In addition, a portion of the Corporation's investment portfolio consists of securities, such as U.S. Government Agency and other mortgage-backed securities, on which a portion of the principal amount is repaid each month. Payments on these securities, together with payments on loans and overnight investments in federal funds sold provide additional sources of liquidity. If needed, the Bank also has alternative sources of liquidity in the forms of borrowings from the Federal Reserve Bank and lines of credit with several financial institutions and the Federal Home Loan Bank of Pittsburgh.

     There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)

                                    March 31, ---------- December -----------
                                      1997      1996    1995    1994    1993
                                ---------------------------------------------


Nonaccruing loans                   $  578     $ 584  $1,674   $ 620   $ 921
Restructured troubled
  debt                                   0         0     170       0       0
Accrual Loans 90 days
  or more past due                       0         0       0       1      38

                                ---------------------------------------------
Total Nonperforming Loans           $  578     $ 584  $1,844   $ 621   $ 959

Foreclosed Assets                      212       229     357     836   1,334
                                ---------------------------------------------

Total Nonperforming Assets          $  790     $ 813  $2,201  $1,457  $2,293
                                =============================================

Ratios:

Nonperforming loans as a
percent of period-end loans            .84%     .87%   2.99%   1.02%   1.48%



Nonperforming loans as a
percent of total period-end
stockholders' equity                  3.78%    3.84%  12.44%   5.12%   7.96%



Allowance as multiple
of nonperforming loans                1.67x    1.64x    .72x   2.41x   2.04x




CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)



                                  March 31,  ----------- December -----------
                                     1997     1996    1995    1994     1993
                                 --------------------------------------------


Balance - beginning of period       $  957    $1,333  $1,494  $1,953   $2,239
  Provision charged to
  operating expense                      0         0       0    (300)     125
Loans charged off:
  Commercial and Agricultural            0       328      15      38      500
  Real estate mortgage                   0        13       0      23        0
  Consumer                               3       149     180     155       18
                                 ---------------------------------------------

Total loans charged off                  3       490     195     216      518

Recoveries:
  Commercial and Agricultural            5        76      27      51       86
  Real estate mortgage                   7        23       0       0        0
  Consumer                               0        15       7       6       21
                                 ---------------------------------------------

Total recoveries                        12       114      34      57      107

                                 ---------------------------------------------

Net charge-offs (recoveries)            (9)      376     161     159      411

Balance - end of period             $  966     $ 957  $1,333  $1,494   $1,953
                                  ============================================
Ratios:

Net charge-offs to
average loans                          *        .61%    .27%    .26%     .60%

Allowance to period-end
loans                                1.41%     1.42%   2.16%   2.46%    3.01%

Allowance as multiple of
net charge-offs                        *       2.54x   8.28x   9.40x    4.75x


* A net recovery was realized during this period.


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


Item 2.  Changes in Securities.
-------------------------------

     Not applicable.


Item 3.  Defaults Upon Senior Securities.
------------------------------------------

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     (a)  The annual meeting of security holders was held on April 8, 1997.

     (b), (c) At the April 8, 1997, annual meeting, the shareholders of Cardinal Bancorp, Inc. elected two Class C Directors to serve for a three year term and until their successors are elected and qualified. The following individuals were elected and the votes cast are set forth opposite their names.

     Individuals Elected       For         Authority Withheld
     -------------------      -----        ------------------

     Ray E. Koontz           650,360            46,931
     Darrell Dodson          649,845            47,446


     Additionally, following is a list of each other director whose term of office as director continued after the meeting.

     Merle W. Helsel               Robert E. Ritchey
     Donald W. DeArment            James C. Vreeland
     William B. Zimmerman          Clyde R. Morris

      The shareholders of Cardinal Bancorp, Inc. also voted to ratify the selection of S.R. Snodgrass, A.C., Certified Public

Accountants, of Wexford, Pennsylvania, as the auditors for the Corporation for the year ending December 31, 1997. There were 678,765 votes for ratification, 14,880 votes against and 3,646 abstentions. No other matters were considered.

     (d)  Not applicable.


Item 5.  Other Information.
---------------------------

     Not applicable.


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



     Cardinal Bancorp, Inc.
     ----------------------
         (Registrant)




By:  /s/  Merle W. Helsel
    -------------------------------------
    Merle W. Helsel
    President and Chief Executive Officer

    Date:  May 14, 1997





By:  /s/  Robert F. Lafferty
     ------------------------------------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)

Date:  May 14, 1997