Form 10-Q
period 1997-06-30
CARDINAL BANCORP INC /PA
filed 1997-08-12
CIK 874481

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                 -------------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number    0-19209
                       -------------------------------------------------------


                         Cardinal Bancorp, Inc.
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                        25-1537130
 ------------------------                             -----------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

              140 East Main Street, Everett, Pennsylvania  15537
        ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
              (814) 652-2131
        ---------------------------------------------------------------
             (Registrant's telephone number, including area code)

        ----------------------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____    No _____

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                     ------------------------
par common stock were outstanding as of August 5, 1997.
-------------------------------------------------------

                   CARDINAL BANCORP, INC. AND SUBSIDIARY

                          EVERETT, PENNSYLVANIA

                             FORM 10-Q INDEX


                                                             Page
PART I     FINANCIAL INFORMATION:
           ---------------------

   Item 1. Financial Statements


      Consolidated Balance Sheets (Unaudited)                   1

      Consolidated Statements of Income (Unaudited)             2

      Consolidated Statements of Cash Flows (Unaudited)         3

Notes to Consolidated Financial Statements                      4

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations        6



PART II     OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings                                  17

   Item 2.  Changes In Securities                              17

   Item 3.  Defaults Upon Senior Securities                    17

   Item 4.  Submission of Matters to a Vote                    17
             of Security Holders

   Item 5.  Other Information                                  18

   Item 6.  Exhibits and Reports on Form 8-K                   18


Signature Page                                                 19



CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                  June 30,     December 31,
                                                    1997           1996
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  6,321        $  6,452
Interest earning balances                           9,378              14
Federal funds sold                                    202               0
Securities available-for-sale                      43,064          51,446
Loans                                              71,954          70,104
Less:  Unearned discount                            2,587           2,931
       Allowance for loan losses                      992             957
                                                 --------        --------
             Net Loans                             68,375          66,216

Accrued interest receivable                           976           1,161
Premises and equipment, net                         2,737           2,757
Foreclosed assets                                     194             229
Other assets                                        1,153           1,282
                                                 --------        --------

TOTAL ASSETS                                     $132,400        $129,557
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interesting bearing)               $ 14,455        $ 13,356
  NOW, money market and savings                    37,154          36,521
  Time, less than $100,000                         48,207          45,761
  Time, $100,000 and over                          14,936          10,117
                                                 --------        --------
       Total Deposits                             114,752         105,755

Securities sold under agreements
  to repurchase                                       564             106
Short term borrowings                                   0           7,561
Accrued interest payable                              580             531
Other liabilities                                     445             380
                                                 --------        --------

      Total Liabilities                           116,341         114,333
                                                 --------        --------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
2,000,000 shares authorized,
990,000 shares issued and outstanding                 495             495
Surplus                                             2,264           2,264
Retained earnings                                  13,686          12,965
Net unrealized securities losses                     (386)           (500)
                                                 --------        --------
     Total Shareholders' Equity                    16,059          15,224
                                                 --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $132,400        $129,557
                                                 ========        ========


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)


                                         Three Months ended   Six Months ended
                                               June 30,            June 30,
                                            1997     1996       1997     1996
                                             (Unaudited)         (Unaudited)


INTEREST INCOME
Loans, including fees                      $1,614    $1,451    $3,141   $2,909
Depository institutions                       129         2       140       21
Federal funds sold                             38        25        44       49
Securities:
  Taxable                                     626       739     1,315    1,468
  Tax-exempt                                  107       152       256      282
  Dividends                                     8         7        16       15
                                           ------    ------    ------   ------

Total Interest Income                       2,522     2,376     4,912    4,744
                                           ------    ------    ------   ------


INTEREST EXPENSE
Deposits
  NOW, money market and savings               204       250       404      498
  Time, less than $100,000                    674       611     1,325    1,228
  Time, $100,000 and over                     212       167       385      346
Interest on securities sold under
  agreements to repurchase                      8         0        13        0
Short-term borrowings                           0         4        15        8
                                           ------    ------    ------   ------

Total Interest Expense                      1,098     1,032     2,142    2,080
                                           ------    ------    ------   ------

Net Interest Income                         1,424     1,344     2,770    2,664
Provision for Loan Losses                       0         0         0        0
                                           ------    ------    ------   ------

     Net Interest Income after
     Provision for Loan Losses              1,424     1,344     2,770    2,664
                                           ------    ------    ------   ------


OTHER INCOME
Service charges on
  deposit accounts                            109        85       213      169
Other service charges and fees                 31        39        65       73
Net security gains                              5         0         5       11
Other noninterest income                        7         4         8        4
                                           ------    ------    ------   ------

     Total Other Income                       152       128       291      257
                                           ------    ------    ------   ------


OTHER EXPENSES
Salaries and employee benefits                536       521     1,038    1,011
Occupancy and equipment expenses              105        97       212      203
Other operating expenses                      292       306       574      581
                                           ------    ------    ------   ------
     Total Other Expenses                     933       924     1,824    1,795
                                           ------    ------    ------   ------


Income before income taxes                    643       548     1,237    1,126
Income tax expense                            167       114       308      219
                                           ------    ------    ------   ------


NET INCOME                                   $476      $434      $929     $907
                                           ======    ======    ======   ======

EARNINGS PER SHARE                           $.48      $.44      $.94     $.92
                                           ======    ======    ======   ======


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            1997        1996
                                                               (Unaudited)


Operating Activities

Net income                                                $  929      $  907
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                                102         103
Net amortization of premiums and discounts                    11          33
Net securities gains                                          (5)        (11)
Gain on sale of other assets                                  (2)         (1)
(Increase) decrease in accrued interest
  and other assets                                           292        (410)
Increase (decrease) in accrued interest
  and other liabilities                                      114         (30)
                                                          ------      ------

Net Cash Provided by Operating Activities                  1,441         591
                                                          ------      ------

Investing Activities

Proceeds from sales of available-for-sale
 securities                                                6,321       9,538
Redemption of Federal Home Loan Bank Stock                    74          51
Proceeds from maturities of available-for-sale
  securities                                               2,153       4,059
Purchase of available-for-sale securities                      0     (18,335)
Net loans originated by customers                         (2,158)     (1,018)
Premises and equipment expenditures                          (82)        (73)
Proceeds from sale of premises and equipment                   0           1
                                                          ------      ------

Net Cash Provided (Used) by Investing Activities           6,308      (5,777)
                                                          ------      ------

Financing Activities

Net increase in deposit accounts                           1,732       2,430
Net increase (decrease) in time deposits                   7,265      (3,042)
Dividends paid                                              (208)       (173)
Increase (decrease) in other borrowings                   (7,103)      1,595
                                                          ------      ------

Net Cash Provided by Financing Activities                  1,686         810
                                                          ------      ------

Increase (Decrease) in Cash and Cash Equivalents           9,435      (4,376)
                                                          ------      ------

Cash and Cash Equivalents at January 1                     6,466       8,246
                                                          ------      ------

Cash and Cash Equivalents at June 30                     $15,901     $ 3,870
                                                         =======     =======

Supplemental Information
Interest paid                                            $ 2,095     $ 2,178
Income taxes paid                                        $   125     $   164
Loans transferred to foreclosed assets                   $    33     $   250


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

These statements should be read in conjunction with the financial statements and footnotes contained in the 1996 Annual Report to Shareholders.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

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

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. SFAS No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Corporation will adopt Statement No. 130 for the year beginning January 1, 1998, and does not believe the effect of adoption will have a significant impact on the Corporation's financial position or results of operations.
                                    5

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR JUNE 30, 1997.

FINANCIAL CONDITION

     Total assets at June 30, 1997, were $132,400,000, an increase of $2,843,000 from the $129,557,000 balance at December 31, 1996. The increase was primarily the result of an increase in the balance of net loans coupled with an increase in interest earning balances which was offset by a decrease in securities available-for-sale. Net loans increased $2,159,000 and interest earning balances increased $9,364,000 while investments in securities decreased in the aggregate amount of $8,382,000 in the first six months of 1997. Short term borrowings were $7,561,000 at December 31, 1996, but the Bank had no such borrowing at June 30, 1997. The reduction in short term borrowings was accomplished through an increase in total deposits of $8,997,000. On an individual basis, demand accounts increased $1,099,000, NOW, money market and savings deposits increased in the aggregate amount of $633,000, time deposits of less than $100,000 increased $2,446,000 and time deposits of $100,000 and over increased $4,819,000.

     Shareholders equity increased by $835,000 or 5.5% as the fair value of the Corporation's available-for-sale securities portfolio increased coupled with an increase in earnings. Unrealized gains in the available-for-sale securities portfolio net of tax effect increased $114,000 from December 31, 1996, to June 30, 1997. This positive impact on capital was coupled with earnings of $929,000 for the first six months of 1997, of which $721,000 was retained as part of the Corporation's equity capital with the balance of $208,000 having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the decrease in the fair value of securities, the investment portfolio of the Corporation decreased $8,555,000 in the first six months of 1997 primarily as the result of the sale of Agency and Municipal securities with an amortized cost of $3,499,000 and $2,817,000, respectively. Also, attributing to the decline in the investment portfolio were calls of securities in the amount of $1,012,000 and paydowns on mortgage-backed securities in the amount of $1,153,000. In addition to meeting liquidity needs, the Bank sold the securities primarily in anticipation of future rate increases which would allow the Bank to purchase new securities at a higher rate. The funds to be utilized in purchasing investments and meeting liquidity needs were placed in interest earning balances which have increased $9,364,000 since December 31, 1996.

RESULTS OF OPERATIONS

     Cardinal Bancorp, Inc. realized a net profit of $929,000 for the first six months of 1997 as compared to a net profit of

$907,000 for the first six months of 1996. On a per share basis, net income for the first two quarters of 1997 was $.94 per share while net income for the first two quarters of 1996 was $.92 per share.

     Net income for the three months ended June 30, 1997, was $476,000 as compared to net income for the three months ended June 30, 1996, of $434,000. On a per share basis, net income for the three month period ended June 30, 1997, was approximately $.48 per share compared to $.44 per share for the same period of 1996.

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

INTEREST INCOME

     Interest income for the first six months of 1997 was $4,912,000 up $168,000 or 3.5% above the $4,744,000 earned during the same period of 1996. The increase was primarily due to an increase in the volume of interest earning assets, the average volume of which increased from $118,555,000 for the first two quarters of 1996 to $123,219,000 for the first two quarters of 1997, an increase of $4,664,000 or 3.9%. The yield on interest earning assets increased slightly from the first two quarters 1996 yield of 7.97% to the first two quarters 1997 yield of 7.99%. Interest rates declined in the first quarter of 1996 and remained fairly stable through the remainder of 1996 and into the first part of 1997, however, interest rates increased in the latter part of the first quarter of 1997 impacting the variable rate earning assets in the second quarter of 1997. Due to the differing indexes and repricing frequencies, some rates have increased slightly during the second quarter of 1997, other rates have remained substantially unchanged.

     Due to the repricing characteristics of the Corporation's variable rate investment portfolio, and the conversion of some variable rate securities into higher yielding fixed rate securities in early 1996, the yield on investments increased from 6.47% for the first two quarters of 1996 to 6.55% for the same period of 1997. As a result of the sale of securities, the Bank increased the level of its lowest yielding assets, federal funds sold and interest bearing balances at the Federal Home Loan Bank, from an average balance of $2,601,638 for the first two quarters of 1996 to an average of $6,705,793 for the first two quarters of 1997. Due to competitive pressures, a general decline in rates in early 1996 and repricing characteristics of the Bank's loan portfolio, the yield on the loan portfolio declined from 9.40% for the first two quarters of 1996 to 9.22% for the first two quarters of 1997. The changes in investment and loan yields when applied to the volumes in each category resulted in a slight increase in the total yield on earning assets from the first six months of 1996 compared to the first six months of 1997, as noted above.

     The Bank structures many of its loans with variable interest rates in order to be able to react to nationwide changes in rates over which the Bank has no control. Furthermore, many securities within the investment portfolio have rates which adjust according to indexes which generally track with changes in the rate environment. As a result, the Bank is able to reduce interest rate risk and is more effectively able to maintain a necessary interest spread in a changing economy. Although during periods of increasing interest rates the Bank's interest income will be positively affected, a general increase in interest rates will have a corresponding impact on increasing interest expense.

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, after a decline in early 1996, interest rates remained fairly stable during 1996 but increased in the latter part of the first quarter of 1997 and have remained fairly stable through the second quarter of 1997. Although the Federal fund rate and Wall Street Journal Prime rate increased in the latter part of the first quarter of 1997, the increases had little or no effect on the Bank's investment and deposit rates. The weighted average rate paid on interest bearing deposits was 4.25% for the first six months of 1997, compared to a weighted average rate of 4.27% for the same period of 1996. As a result, the Bank's interest spread for the first six months of 1997 was 3.72% as compared to 3.70% for the same period of 1996.

     For the three months ended June 30, 1997, total interest income was $2,522,000 or $146,000 greater than the $2,376,000 interest income for the same period of 1996. The increase was primarily due to an increase in the volume of interest earning assets as interest rates remained fairly stable.

     The slight increase in the interest spread also had a positive effect on the Corporation's net interest margin. The Corporation's interest spread for the first six months of 1997 increased 2 basis points from the first six months of 1996, the Corporation's net interest margin comparison for the same periods shows an increase of 2 basis points from 4.46% to 4.48%.

INTEREST EXPENSE

     Interest expense for the first six months of 1997 was $2,142,000, up $62,000 or 3.0% above the $2,080,000 expense for the same period of the previous year. The fairly stable interest rates in 1996 and for the first half of 1997 resulted in the average cost of funds on deposits declining slightly at 4.25% for the first two quarters of 1997 as compared to 4.27% for the first two quarters of 1996.

     The increased interest expense resulting from an increase in the average balance of interest bearing liabilities outstanding was offset by slightly lower interest rates paid on deposits. An evaluation of deposits by type for the first six months of 1997 as compared to the same period of 1996 shows the Bank experienced increases in the average balances in all time deposit accounts except savings and money market accounts. The primary increase in the average balances was in time deposits of less than $100,000, the average balance of which increased $3,314,000 for the first six months of 1997 compared to the same period of 1996. Average interest bearing deposits for the first six months of 1997 were $100,408,000 as compared to $97,370,000 for the first six months of 1996, an increase of $3,038,000 or 3.1%. This increase in deposit volumes offset with the slight decline in rates resulted in an increase in interest expense of $62,000.

     As noted above, the Bank has maintained a net interest margin of 4.48% for the first six months of 1997 as compared to 4.46% for the first six months of 1996. Net interest income for the first two quarters of 1997 was $2,770,000 as compared to $2,664,000 for the same period during 1996, a $106,000 or 4.0% increase.

     For the three months ended June 30, 1997, total interest expense was $1,098,000 or $66,000 greater than the $1,032,000 interest expense for the same period of 1996. The increase was primarily due to an increase in the volume of interest bearing liabilities as interest rates remained fairly stable. Net interest income was $1,424,000 for the second quarter of 1997 or $80,000 higher than the $1,344,000 net interest income for the second quarter of 1996.
                                    9

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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. Nonperforming assets increased $744,000 in 1995 to $2,201,000 as several large commercial loans were placed on nonaccrual status in July of 1995. Nonperforming assets totaled $813,000 at December 31, 1996, a decline of $1,388,000 from December 31, 1995. During the first two quarters of 1997, nonperforming assets declined further by $97,000 or 11.9% of the balance at December 31, 1996. During the first six months of 1997, the Corporation realized a net recovery on charged-off loans of $35,000 as compared to total net charge-offs of $376,000 for the full year of 1996. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 1.90 at June 30, 1997, as compared to 1.64 at December 31, 1996.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first two quarters of 1997. Similarly, there was no provision required in the first two quarters of 1996.

NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first six months of 1997 was $291,000, up $34,000 from the same period of the previous year. The primary reason for the increase was due to a rise in income from service charges on deposit accounts which totaled $213,000 in the first six months of 1997 compared to $169,000 in the first six months of 1996. The increase in service charges on deposit accounts was the result of an increase in the volume of overdraft charges coupled with a large sum assessed one customer for photocopying and research costs. Other service charges and fees, not related to deposit accounts, decreased $8,000 from $73,000 for the first two quarters of 1996 to $65,000 for the first two quarters of 1997 primarily as the result of the termination of a customer's monthly cash management fee in February of 1997.
Additionally, the Corporation realized net gains on sales of securities during the first six months of 1997 of $5,000 compared to $11,000 for the same period in 1996.
                                    10

     Noninterest income during the three months ended June 30, 1997, totalled $152,000 compared to $128,000 for the same period of 1996, an increase of 18.8%. The most significant portion of such increase was the result of a rise in income from service charges on deposit accounts of $24,000.


NONINTEREST EXPENSE

     Noninterest expense for the first six months of 1997 was $1,824,000, a $29,000 increase from the $1,795,000 expense incurred in the first six months of 1996. The most significant factor in the increase in noninterest expense is related to an increase in employee benefits during the first two quarters of 1997 in the amount of $32,000. The additional expense was due to the Corporation increasing its contribution toward the premium for employee's family health insurance benefits from 50% to 80% in November of 1996 and also an increase in the Corporation's matching contribution to the 40l(k) Plan at June 30, 1997. The second most significant factor in the increase in noninterest expense related to the increase in charitable contributions to $23,000 in the first six months of 1997 from $2,000 in the first six months of 1996. The additional contributions in 1997 were primarily related to the donation of assets for which the Bank received tax credits to be utilized in payment of Pennsylvania Shares Tax. As a result, although charitable contribution expense in 1997 was increased, Shares Tax expense was reduced by $10,000 in 1997.

     Noninterest expense for the three month period ended June 30, 1997, totalled $933,000 compared to $924,000 for the same quarter of 1996, an increase of 1.0%.

INCOME TAXES

    Income tax expense for the first six months of 1997 was $308,000, an increase of $89,000 from the $219,000 expense for the same period of 1996. The increase is primarily due to the reduction of income tax expense in 1996 resulting from the elimination of the deferred tax valuation allowance. As noted above, net income after income taxes totaled $929,000 for the first two quarters of 1997 as compared to $907,000 for the first two quarters of 1996.

CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended June 30, 1997, was $16,059,000 while capital at the end of 1996 totalled 15,224,000. In addition to the Corporation's earnings during the first six months of 1997 of $929,000, capital increased further as a result of an increase in the fair value of securities held by the Bank which are held as available-for-sale. Under Statement No. 115 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in the fair value of securities held which are available-for-sale must be reported as equity capital adjustments net of tax effects. During the first two quarters of 1997, the equity capital adjustment required by SFAS No. 115 was an increase of $114,000.

     Capital was also reduced during the first two quarters of 1997 by dividend distributions of $208,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

     The Corporation has capital ratios exceeding regulatory requirements. Federal regulators have adopted risk-based capital adequacy guidelines under which the components of capital are referred to as Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholder's equity exclusive of securities gains or losses and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At June 30, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 20.1% and the total capital ratio was 21.3%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at June 30, 1997, was 12.1%.


CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $522,000 as of June 30, 1997, representing a decrease of $62,000 since December 31, 1996. As noted in the table, nonperforming loans decreased significantly in 1996. Approximately $1,067,000 of such decrease was attributable to the liquidation from nonaccrual status of loans to related entities of one individual for which provision for potential losses had been previously made.

     Included within the classification of nonperforming loans at June 30, 1997, are impaired loans. At June 30, 1997, the Corporation's impaired loans totalled approximately $33,000 or 6.3% of the total nonperforming loans. All of these loans were on a nonaccrual basis and have a related allowance for loan losses
                                    12
allocation of $17,000. The average recorded investment in impaired loans in the first two quarters of 1997 was approximately $33,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1993. As noted, foreclosed assets have decreased from $1,334,000 at December 31, 1993 to $194,000 at June 30, 1997, which includes a decline of $35,000 in the first two quarters of 1997. Foreclosed assets at the end of the second quarter of 1997 included commercial real estate with a carrying value of $159,000, liquor license with a carrying value of $30,000 and mobile homes valued at $5,500.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $35,000 increase in the allowance since December 31, 1996. The Corporation had net recoveries on charged-off loans in the first two quarters of 1997 in the amount of $35,000 and it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net charge-offs for 1996 totalled $376,000 as compared to $161,000 in 1995. The large increase in net charge offs in 1996 was due to a $256,000 charge-off of loans to related entities of one individual. At June 30, 1997, the level of the allowance was at 1.43% of period-end loans.

LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $6,706,000 during the first six months of 1997. Although such amount is generally sufficient to meet normal fluctuations in loan demand or depositor needs, it was necessary for the Corporation to borrow funds for short terms from time to time during the first six months of 1997. The average balance of borrowed money during such period was $852,000.

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


CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)

                                   June 30,  ---------- December -----------
                                      1997      1996    1995    1994    1993
                                ---------------------------------------------


Nonaccrual loans                    $  513     $ 584  $1,674   $ 620   $ 921
Restructured troubled
  debt                                   0         0     170       0       0
Accrual Loans 90 days
  or more past due                       9         0       0       1      38

                                ---------------------------------------------
Total Nonperforming Loans           $  522     $ 584  $1,844   $ 621   $ 959

Foreclosed Assets                      194       229     357     836   1,334
                                ---------------------------------------------

Total Nonperforming Assets          $  716     $ 813  $2,201  $1,457  $2,293
                                =============================================

Ratios:

Nonperforming loans as a
percent of period-end loans            .75%     .87%   2.99%   1.02%   1.48%



Nonperforming loans as a
percent of total period-end
stockholders' equity                  3.25%    3.84%  12.44%   5.12%   7.96%



Allowance as multiple
of nonperforming loans                1.90x    1.64x    .72x   2.41x   2.04x



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)


                                    June 30,  ----------- December -----------
                                      1997     1996    1995    1994     1993
                                 --------------------------------------------


Balance - beginning of period       $  957    $1,333  $1,494  $1,953   $2,239
  Provision charged to
  operating expense                      0         0       0    (300)     125
Loans charged off:
  Commercial and Agricultural            0       328      15      38      500
  Real estate mortgage                   0        13       0      23        0
  Consumer                               5       149     180     155       18
                                 ---------------------------------------------

Total loans charged off                  5       490     195     216      518

Recoveries:
  Commercial and Agricultural           11        76      27      51       86
  Real estate mortgage                  28        23       0       0        0
  Consumer                               1        15       7       6       21
                                 ---------------------------------------------

Total recoveries                        40       114      34      57      107

                                 ---------------------------------------------

Net charge-offs (recoveries)           (35)      376     161     159      411

Balance - end of period             $  992     $ 957  $1,333  $1,494   $1,953
                                  ============================================
Ratios:

Net charge-offs to
average loans                          *        .61%    .27%    .26%     .60%

Allowance to period-end
loans                                1.43%     1.42%   2.16%   2.46%    3.01%

Allowance as multiple of
net charge-offs                        *       2.54x   8.28x   9.40x    4.75x


* A net recovery was realized during this period.

                                    16

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

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     (a) As previously reported in Form 10-Q for the quarterly period ended March 31, 1997, the annual meeting of security holders was held on April 8, 1997.

     (b), (c) As previously reported in Form 10-Q for the quarterly period ended March 31, 1997, at the April 8, 1997, annual meeting, the shareholders of Cardinal Bancorp, Inc. elected two Class C Directors to serve for a three year term and until their successors are elected and qualified. The following individuals were elected and the votes cast are set forth opposite their names.

     Individuals Elected       For            Authority Withheld
     -------------------       ---            ------------------
     Ray E. Koontz             650,360            46,931
     Darrell Dodson            649,845            47,446

     Additionally, following is a list of each other director whose term of office as director continued after the meeting.

     Merle W. Helsel               Robert E. Ritchey
     Donald W. DeArment            James C. Vreeland
     Clyde R. Morris               William B. Zimmerman

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



     Cardinal Bancorp, Inc.
     ----------------------
         (Registrant)




By:  /s/  Merle W. Helsel
     -------------------------------------
     Merle W. Helsel
     President and Chief Executive Officer

     Date:  August 12, 1997





By:  /s/  Robert F. Lafferty
     -------------------------------------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)

     Date:  August 12, 1997