Form 10-Q
period 1997-09-30
CARDINAL BANCORP INC /PA
filed 1997-11-14
CIK 874481

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                 ----------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number    0-19209
                       ----------------------------------------------

                         Cardinal Bancorp, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                           25-1537130
--------------------------------                      --------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

              140 East Main Street, Everett, Pennsylvania  15537
              ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
              (814) 652-2131
              ----------------------------------------------------
             (Registrant's telephone number, including area code)

             ------------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

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

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                     ------------------------
par common stock were outstanding as of November 5, 1997.
----------------------------------------------------------

                     CARDINAL BANCORP, INC. AND SUBSIDIARY

                            EVERETT, PENNSYLVANIA

                               FORM 10-Q INDEX


                                                             Page
PART I      FINANCIAL INFORMATION
            ----------------------
   Item 1. Financial Statements

     Consolidated Balance Sheets (Unaudited)                   1

     Consolidated Statements of Income (Unaudited)             2

     Consolidated Statements of Cash Flows (Unaudited)         3

     Notes to Consolidated Financial Statements                4

   Item 2. Management's Discussion and Analysis of             6
           Financial Condition and Results of Operations



PART II     OTHER INFORMATION
            ------------------

   Item 1.  Legal Proceedings                                 17

   Item 2.  Changes In Securities                             17

   Item 3.  Defaults upon Senior Securities                   17

   Item 4.  Submission of Matters to a Vote                   17
            of Security Holders

   Item 5.  Other Information                                 17

   Item 6.  Exhibits and Reports on Form 8-K                  17


Signature Page                                                18



CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                September 30,  December 31,
                                                    1997           1996
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  7,975        $  6,452
Interest earning balances                           1,128              14
Federal funds sold                                  1,015               0
Securities available-for-sale                      45,238          51,446
Loans                                              74,247          70,104
Less:  Unearned discount                            2,403           2,931
       Allowance for loan losses                      973             957
                                                 --------        --------
             Net Loans                             70,871          66,216

Accrued interest receivable                           845           1,161
Premises and equipment, net                         2,686           2,757
Foreclosed assets                                     189             229
Other assets                                          960           1,282
                                                 --------        --------

TOTAL ASSETS                                     $130,907        $129,557
                                                 ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interest bearing)                  $ 18,064        $ 13,356
  NOW, money market and savings                    34,548          36,521
  Time, less than $100,000                         48,566          45,761
  Time, $100,000 and over                          10,353          10,117
                                                 --------        --------
       Total Deposits                             111,531         105,755

Securities sold under agreements
  to repurchase                                     1,672             106
Short term borrowings                                   0           7,561
Accrued interest payable                              552             531
Other liabilities                                     448             380
                                                 --------        --------

      Total Liabilities                           114,203         114,333
                                                 --------        --------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
2,000,000 shares authorized,
990,000 shares issued and outstanding                 495             495
Surplus                                             2,264           2,264
Retained earnings                                  14,017          12,965
Net unrealized securities losses                      (72)           (500)
                                                 --------        --------
     Total Shareholders' Equity                    16,704          15,224
                                                 --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $130,907        $129,557
                                                 ========        ========


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)



                                        Three Months ended   Nine Months ended
                                            September 30,       September 30,
                                            1997     1996       1997     1996
                                             (Unaudited)         (Unaudited)


INTEREST INCOME
Loans, including fees                      $1,655    $1,473    $4,796   $4,382
Depository institutions                        76         1       216       22
Federal funds sold                             28         4        72       53
Securities:
  Taxable                                     656       725     1,971    2,193
  Tax-exempt                                   71       151       327      433
  Dividends                                     6         8        22       23
                                           ------    ------    ------   ------
Total Interest Income                       2,492     2,362     7,404    7,106
                                           ------    ------    ------   ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings               199       248       603      746
  Time, less than $100,000                    692       611     2,017    1,839
  Time, $100,000 and over                     124       131       509      477
Interest on securities sold under
  agreements to repurchase                     18         4        31        4
Short-term borrowings                           0         9        15       17
                                           ------    ------    ------   ------
Total Interest Expense                      1,033     1,003     3,175    3,083
                                           ------    ------    ------   ------
Net Interest Income                         1,459     1,359     4,229    4,023
Provision for Loan Losses                       0         0         0        0
                                           ------    ------    ------   ------
     Net Interest Income after
     Provision for Loan Losses              1,459     1,359     4,229    4,023
                                           ------    ------    ------   ------

OTHER INCOME
Service charges on
  deposit accounts                            105       101       318      270
Other service charges and fees                 32        27        97      100
Net security gains                             26        (6)       31        5
Other noninterest income                        0         6         8       10
                                           ------    ------    ------   ------
     Total Other Income                       163       128       454      385
                                           ------    ------    ------   ------

OTHER EXPENSES
Salaries and employee benefits                540       528     1,578    1,539
Occupancy and equipment expenses              105       108       317      311
Other operating expenses                      333       257       907      838
                                           ------    ------    ------   ------
     Total Other Expenses                     978       893     2,802    2,688
                                           ------    ------    ------   ------

Income before income taxes                    644       549     1,881    1,720
Income tax expense                            184       153       492      372
                                           ------    ------    ------   ------

NET INCOME                                 $  460    $  441    $1,389   $1,348
                                           ======    ======    ======   ======

EARNINGS PER SHARE                         $ 0.46    $ 0.45    $ 1.40   $ 1.36
                                           ======    ======    ======   ======


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         1997        1996
                                                            (Unaudited)


Operating Activities

Net income                                              $  1,389    $  1,348
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                                153         154
Net amortization of premiums and discounts                     9          38
Net securities gains                                         (31)         (5)
Gain on sale of other assets                                  (1)         (4)
(Increase) decrease in accrued interest
  and other assets                                           459        (138)
Increase in accrued interest
  and other liabilities                                       89          34
                                                          ------      ------

Net Cash Provided by Operating Activities                  2,067       1,427
                                                          ------      ------

Investing Activities

Proceeds from sales of available-for-sale
 securities                                                14,731     11,068
Redemption of Federal Home Loan Bank Stock                     74         51
Proceeds from maturities of available-for-sale
  securities                                                2,623      5,916
Purchase of available-for-sale securities                 (10,550)   (19,332)
Net loans originated by customers                          (4,655)      (845)
Premises and equipment expenditures                           (82)       (90)
Proceeds from sale of premises and equipment                    0          1
                                                           ------     ------

Net Cash Provided (Used) by Investing Activities            2,141     (3,231)
                                                           ------     ------

Financing Activities

Net increase in deposit accounts                            2,735      2,013
Net increase (decrease) in time deposits                    3,041     (3,025)
Dividends paid                                               (337)      (272)
Increase (decrease) in other borrowings                    (5,995)       635
                                                           ------     ------

Net Cash Used by Financing Activities                        (556)      (649)
                                                           ------     ------

Increase (Decrease) in Cash and Cash Equivalents            3,652     (2,453)
                                                           ------     ------

Cash and Cash Equivalents at January 1                      6,466      8,246
                                                           ------     ------

Cash and Cash Equivalents at September 30                $ 10,118   $  5,793
                                                          =======    =======

Supplemental Information
Interest paid                                            $  3,154    $ 3,178
Income taxes paid                                        $    315    $   264
Loans transferred to foreclosed assets                   $     92    $   275


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR SEPTEMBER 30, 1997.


FINANCIAL CONDITION

     Total assets at September 30, 1997, were $130,907,000, an increase of $1,350,000 from the $129,557,000 balance at December 31, 1996. The increase was primarily the result of an increase in the balance of net loans coupled with an increase in interest earning balances and federal funds sold which was offset by a decrease in securities available-for-sale. Net loans increased $4,655,000 and interest earning balances increased $2,129,000 while investments in securities decreased in the aggregate amount of $6,208,000 in the first nine months of 1997. Short term borrowings were $7,561,000 at December 31, 1996, but the Bank had no such borrowings at September 30, 1997. The reduction in short term borrowings was accomplished primarily through an increase in total deposits of $5,776,000. On an individual basis, demand accounts increased $4,708,000, NOW, money market and savings deposits decreased in the aggregate amount of $1,973,000, time deposits of less than $100,000 increased $2,805,000 and time deposits of $100,000 and over increased $236,000. Securities sold under agreements to repurchase increased $1,566,000 as the Bank increased the number of new agreements entered into with its commercial customers.

     Shareholders equity increased by $1,480,000 or 9.7% as the fair value of the Corporation's available-for-sale securities portfolio increased coupled with an increase in earnings. Unrealized gains in the available-for-sale securities portfolio net of tax effect increased $428,000 from December 31, 1996, to September 30, 1997. This positive impact on capital was coupled with earnings of $1,389,000 for the first nine months of 1997, of which $1,052,000 was retained as part of the Corporation's equity capital with the balance of $337,000 having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the decrease in the fair value of securities, the investment portfolio of the Corporation decreased $6,856,000 in the first nine months of 1997 primarily as the result of the sale of U.S. Agency and Municipal securities in April with an amortized cost of $3,499,000 and $2,817,000, respectively. In addition to meeting liquidity needs, the Bank sold the securities primarily in anticipation of future rate increases which would allow the Bank to purchase new securities at a higher rate. Since that time, rates have remained fairly flat and in August the Bank sold additional U.S. Agency and Municipal securities totalling $3,396,750 and $5,013,064, respectively. Following the sale of securities in August, the Bank then purchased higher yielding U.S.

Agency securities totalling $10,550,179. The planned investment transactions will enable the Bank to maintain after tax income at the current level while shortening the duration (life) of the portfolio. This will result in less volatility in the market value of the portfolio due to interest rate changes while income will be maintained at the current level.


RESULTS OF OPERATIONS


     Cardinal Bancorp, Inc. realized a net profit of $1,389,000 for the first nine months of 1997 as compared to a net profit of $1,348,000 for the first nine months of 1996. On a per share basis, net income for the first three quarters of 1997 was $1.40 per share while net income for the first three quarters of 1996 was $1.36 per share. Net income for the three months ended September 30, 1997, was $460,000 as compared to net income for the three months ended September 30, 1996, of $441,000. On a per share basis, net income for the three month period ended September 30, 1997, was approximately $.46 per share as compared to $.45 per share for the same period of 1996.

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


INTEREST INCOME

     Interest income for the first nine months of 1997 was $7,404,000 up $298,000 or 4.2% above the $7,106,000 earned during the same period of 1996. The increase was primarily due to an increase in the volume of interest earning assets, the average volume of which increased from $118,106,000 for the first three quarters of 1996 to $122,759,000 for the first three quarters of 1997, an increase of $4,653,000 or 3.9%. The yield on interest earning assets for the first three quarters of 1997 was 8.01%, a 5 basis point increase from the first three quarters of 1996 yield of 7.96%. Interest rates declined in the first quarter of 1996 and remained fairly stable through the remainder of 1996 and into the first part of 1997, however, interest rates increased in the latter part of the first quarter of 1997 impacting the variable rate earning assets in the second and third quarters of 1997. Due to the differing indexes and repricing frequencies, some rates have increased slightly during 1997, other rates have remained substantially unchanged.

     Due to the repricing characteristics of the Bank's variable rate investment portfolio, and the conversion of some variable rate securities into higher yielding fixed rate securities, the yield on investments increased from 6.48% for the first three quarters of 1996 to 6.59% for the same period of 1997. As a result of the sale of securities in April, the Bank increased the level of its lowest yielding assets, federal funds sold and interest bearing balances at the Federal Home Loan Bank, from an average balance of $1,856,326 for the first three quarters of 1996 to an average of $6,968,866 for the first three quarters of 1997. Due to competitive pressures, a general decline in rates in early 1996 and repricing characteristics of the Bank's loan portfolio, the yield on the loan portfolio declined from 9.36% for the first three quarters of 1996 to 9.22% for the first three quarters of 1997. The changes in the investment and loan yields when applied to the volumes in each category resulted in an increase in the total yield on earning assets from the first nine months of 1996 compared to the first nine months of 1997, as noted above.

     The Bank has structured many of its loans with variable interest rates in order to be able to react to nationwide changes in rates over which the Bank has no control. Furthermore, some securities within the investment portfolio have rates which adjust according to indexes which generally track with changes in the rate environment. As a result, the Bank is able to reduce interest rate risk and is more effectively able to maintain a necessary interest spread in a changing economy. Although during periods of increasing interest rates the Bank's interest income will be positively affected, a general increase in interest rates will have a corresponding impact on increasing interest expense.

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, after a decline in early 1996, interest rates remained fairly stable during 1996 but increased in the latter part of the first quarter of 1997 and have remained fairly stable since.

Although the federal funds rate and Wall Street Journal Prime rate increased in the latter part of the first quarter of 1997, the increases had little or no effect on the Bank's investment and deposit rates. The weighted average rate paid on interest bearing deposits was 4.23% for the first nine months of 1997, compared to a weighted average rate of 4.22% for the same period of 1996. As a result, the Bank's interest spread for the first nine months of 1997 was 3.76% as compared to 3.73% for the same period of 1996.

     The slight increase in interest rates also has had a positive effect on the Corporation's net interest margin. In addition to the direct impact on net interest margin caused by an increase in interest spread, when interest earning assets exceed interest bearing liabilities, such as exists within the Corporation, an increase in interest rates will cause an increase in net interest income even if interest spread and other factors remain constant. This effect of slightly increasing rates has been coupled with an increase in interest earning assets which has exceeded the growth of interest bearing liabilities. As a result, the Corporation's interest spread for the first nine months of 1997 increased 3 basis points from the first nine months of 1996 and the Corporation's net interest margin comparison for the same period shows an increase of 7 basis points from 4.48% to 4.55%.

     Interest income for the three months ended September 30, 1997, totalled $2,492,000 or $130,000 above the $2,362,000 for the same period of 1996, an increase of 5.5%. The increase was primarily due to an increase in the volume of interest earning assets as interest rates remained fairly stable.


INTEREST EXPENSE

     Interest expense for the first nine months of 1997 was $3,175,000, up $92,000 or 3.0% above the $3,083,000 expense for the same period of the previous year. The fairly stable interest rates in 1996 and 1997 resulted in the average cost of funds increasing slightly at 4.25% for the first three quarters of 1997 as compared to 4.23% for the first three quarters of 1996, an increase of two basis points. The slight increase in the cost of funds rate resulted from replacing savings and money market accounts, which bear lower interest rates, with other interest bearing liabilities which bear higher interest rates.

     The increase in interest expense resulted primarily from an increase in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first three quarters of 1997 as compared to the same period of 1996 shows the Bank experienced increases in the average balances in all time deposit accounts except savings and money market accounts. The primary increase in the average balances was in time deposits of less than $100,000, the average balance of which increased

$3,828,000 for the first nine months of 1997 compared to the same period of 1996. Average interest bearing deposits for the first nine months of 1997 were $98,865,000 as compared to $96,607,000 for the first nine months of 1996, an increase of $2,258,000 or 2.3%. Also attributing to the increase in volume is the increase in securities sold under agreements to repurchase in which the average balance increased from $93,000 for the first nine months of 1996 to $779,000 for the first nine months of 1997, an increase of $686,000. As a result of the increased volumes, interest expense increased $92,000.

     As noted above, the Bank has maintained a net interest margin of 4.55% for the first nine months of 1997 as compared to 4.48% for the first nine months of 1996. Net interest income for the first three quarters of 1997 was $4,229,000 as compared to $4,023,000 for the same period during 1996, a $206,000 or 5.1% increase.

     For the three months ended September 30, 1997, total interest expense was $1,033,000 or $30,000 greater than the $1,003,000 interest expense for the same period of 1996. Net interest income was $1,459,000 for the third quarter of 1997 or $100,000 higher than the $1,359,000 net interest income for the third quarter of 1996.


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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. Nonperforming assets increased $744,000 in 1995 to $2,201,000 as several large commercial loans were placed on nonaccrual status in July of 1995. Nonperforming assets totaled $813,000 at December 31, 1996, a decline of $1,388,000 from December 31, 1995. During the first three quarters of 1997, nonperforming assets declined further by $317,000 or 39.0% of the December 31, 1996, balance. During the first nine months of 1997, the Corporation realized a net recovery on charged-off loans of $16,000 as compared to total net charge-offs of $376,000 for the full year of 1996. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 3.17 at September 30, 1997, as compared to 1.64 at December 31, 1996.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first three quarters of 1997. Similarly, there was no provision required in the first three quarters of 1996.


NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first nine months of 1997 was $454,000, up $69,000 from the same period of the previous year. The increase in noninterest income was attributable primarily to additional income generated through service charges on deposit accounts which totalled $318,000 in the first three quarters of 1997 compared to $270,000 in the first three quarters of 1996. Additionally, the Corporation realized net gains on sales of securities during the first nine months of 1997 of $31,000 as compared to $5,000 for the same period of 1996. The increase in service charges on deposit accounts was the result of an increase in the volume of overdraft charges coupled with a large sum assessed one customer for photocopying and research costs. The increase in net security gains was the result of the sale of specific Municipal and U.S. Agency securities in August of 1997 to enable the Corporation to purchase higher yielding U.S. Agency securities.

     Noninterest income during the three months ended September 30, 1997, totalled $163,000 compared to $128,000 for the same period of 1996, an increase of 27.3%. The increase is primarily due to the Corporation realizing net gains on sales of securities in the amount of $26,000 for the three months ended September 30, 1997, compared to a $6,000 net loss during the same three month period of 1996.

NONINTEREST EXPENSE

     Noninterest expense for the first nine months of 1997 was $2,802,000, a $114,000 increase from the $2,688,000 expense incurred in the first nine months of 1996. Noninterest expense increased materially in several categories. Employee benefits increased $55,000 from $262,000 in the first three quarters of 1996 to $317,000 in the first three quarters of 1997. The additional expense was due to the Corporation increasing its contribution toward the premium for employees' family health insurance benefits from 50% to 80% in November of 1996 and also an increase in the corporation's matching contribution to the 401(k) Plan in 1997. Charitable contributions increased from $5,000 in the first nine months of 1996 to $26,000 in the first nine months of 1997, an increase of $21,000. The additional contributions in 1997 were primarily related to the donation of assets for which the Bank received tax credits to be utilized in payment of Pennsylvania Shares Tax. As a result, although charitable contribution expense in 1997 was increased, Shares Tax expense was reduced by $10,000 in 1997. Expense of data processing increased from $92,000 in the first three quarters of 1996 to $119,000 for the same period of 1997, an increase of $27,000 or 29.3%. The increase was primarily the result of increased Federal Reserve service charges attributable to increased volume of transactions generated primarily from large volume commercial customers.

     Noninterest expense for the three month period ended September 30, 1997, totaled $978,000 compared to $893,000 for the same quarter of 1996, an increase of 9.5%.

INCOME TAXES

     Income tax expense for the first nine months of 1997 was $492,000, an increase of $120,000 from the $372,000 expense for the same period of 1996. The increase is primarily due to the reduction of income tax expense in 1996 resulting from the utilization of alternative minimum tax credits. Also attributing to the increase in income tax expense was the conversion of some tax free municipal interest income into taxable interest income as the result of planned investment transactions which occurred in the first nine months of 1997. These factors coupled with an increase in pre-tax income of $161,000 resulted in a 32.3% increase in income tax expense. As noted above, net income after income taxes totaled $1,389,000 for the first three quarters of 1997 as compared to $1,348,000 for the first three quarters of 1996.

CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended September 30, 1997, was $16,704,000 while capital at the end of 1996 totalled $15,224,000. In addition to the Corporation's earnings during the first nine months of 1997 of $1,389,000, capital increased further as a result of an increase in the fair value of securities held by the Bank which are held as available-for-sale. Under Statement No. 115 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in the fair value of securities held which are available-for-sale must be reported as equity capital adjustments net of tax effects. During the first three quarters of 1997, the equity capital adjustment required by SFAS No. 115 resulted in a $72,000 decrease to capital which was a $428,000 improvement over December 31, 1996. Capital was also reduced during the first three quarters of 1997 by dividend distributions of $337,000.

     Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

     The Corporation has capital ratios exceeding regulatory requirements. Federal regulators have adopted risk-based capital adequacy guidelines under which the components of capital are referred to as Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders' equity exclusive of securities gains or losses and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At September 30, 1997, the Corporation's Tier 1 risk-adjusted capital ratio was 20.8% and the total capital ratio was 22.0%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at September 30, 1997, was 12.8%.

CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $307,000 as of September 30, 1997, representing a decrease of $277,000 since December 31, 1996. As noted in the table, nonperforming loans decreased significantly in 1996. Approximately $1,067,000 of such decrease was attributable to the liquidation from nonaccrual status of loans to related entities of one individual for which provision for potential losses had been previously made.

     Included within the classification of nonperforming loans at September 30, 1997, are impaired loans. At September 30, 1997, the Corporation did not have any impaired loans. The average recorded investment in impaired loans in the first three quarters of 1997 was approximately $22,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1993. As noted, foreclosed assets have decreased from $1,334,000 at December 31, 1993, to $189,000 at September 30, 1997, which includes a decline of $40,000 in the first three quarters of 1997. Foreclosed assets at the end of the third quarter of 1997 included commercial real estate with a carrying value of $178,000, a mobile home valued at $5,500 and vehicles with a carrying value of $5,500.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $16,000 increase in the allowance since December 31, 1996. The Corporation had net recoveries on charged-off loans in the first three quarters of 1997 in the amount of $16,000 and it was not necessary to make a provision to the allowance during that period.

Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net charge-offs for 1996 totalled $376,000 as compared to $161,000 in 1995. The large increase in net charge-offs in 1996 was due to a $256,000 charge-off of loans to related entities of one individual. At September 30, 1997, the level of the allowance was at 1.35% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $6,967,000 during the first nine months of 1997. Although such amount is generally sufficient to meet normal fluctuations in loan demand or depositor needs, it was necessary for the Corporation to borrow funds for short terms from time to time during the first nine months of 1997. The average balance of borrowed money during such period was $250,000.

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



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)


                               September 30,  ---------- December -----------
                                      1997      1996    1995    1994    1993
                                ---------------------------------------------


Nonaccrual loans                    $  292     $ 584  $1,674   $ 620   $ 921
Restructured troubled
  debt                                   0         0     170       0       0
Accrual Loans 90 days
  or more past due                      15         0       0       1      38

                                ---------------------------------------------
Total Nonperforming Loans           $  307     $ 584  $1,844   $ 621   $ 959

Foreclosed Assets                      189       229     357     836   1,334
                                ---------------------------------------------

Total Nonperforming Assets          $  496     $ 813  $2,201  $1,457  $2,293
                                =============================================

Ratios:

Nonperforming loans as a
percent of period-end loans            .43%     .87%   2.99%   1.02%   1.48%



Nonperforming loans as a
percent of total period-end
stockholders' equity                  1.84%    3.84%  12.44%   5.12%   7.96%



Allowance as multiple
of nonperforming loans                3.17x    1.64x    .72x   2.41x   2.04x




CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)




                               September 30,  ----------- December -----------
                                      1997     1996    1995    1994     1993
                                 --------------------------------------------


Balance - beginning of period       $  957    $1,333  $1,494  $1,953   $2,239
  Provision charged to
  operating expense                      0         0       0    (300)     125
Loans charged off:
  Commercial and Agricultural            0       328      15      38      500
  Real estate mortgage                   0        13       0      23        0
  Consumer                              27       149     180     155       18
                                 ---------------------------------------------

Total loans charged off                 27       490     195     216      518

Recoveries:
  Commercial and Agricultural           12        76      27      51       86
  Real estate mortgage                  28        23       0       0        0
  Consumer                               3        15       7       6       21
                                 ---------------------------------------------

Total recoveries                        43       114      34      57      107

                                 ---------------------------------------------

Net charge-offs (recoveries)           (16)      376     161     159      411

Balance - end of period             $  973     $ 957  $1,333  $1,494   $1,953
                                  ============================================
Ratios:

Net charge-offs to
average loans                          *        .61%    .27%    .26%     .60%

Allowance to period-end
loans                                1.35%     1.42%   2.16%   2.46%    3.01%

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

     Date:  November 13, 1997





By:  /s/ Robert F. Lafferty
     -------------------------------------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)

     Date:  November 13, 1997