Form 10-K
period 1997-12-31
CARDINAL BANCORP INC /PA
filed 1998-03-31
CIK 874481

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC  20549


                                FORM 10-K




[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    December 31, 1997
                          --------------------------------------------

                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                  .
                               -----------------    -----------------
Commission file Number      0-19209                                  .
                       ----------------------------------------------

                  Cardinal Bancorp, Inc.
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Pennsylvania                                25-1537130
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

140 East Main Street, Everett, Pennsylvania               15537
-------------------------------------------            ------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including Area Code   (814) 652-2131
                                                   ------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered
--------------------                            ---------------------
     None                                               None
--------------------                            ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.50 Par Value
---------------------------------------------------------------------
                          (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----  -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $36,382,500 as of March 16, 1998.

     As of March 16, 1998, there were outstanding 990,000 shares of common stock, $.50 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, (the "1997 Annual Report") are incorporated into Parts I and II.

     Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders (the "1998 Proxy Statement") are incorporated by reference into Part III.

                                     INDEX


PART I                                                         PAGE

Item 1.    Business ........................................     4

Item 2.    Properties ......................................    10

Item 3.    Legal Proceedings ...............................    10

Item 4.    Submission of Matters to a Vote
           of Security Holders .............................    11

PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters......................    11

Item 6.    Selected Financial Data..........................    12

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............    12

Item 7A.   Quantitative and Qualitative Disclosures
           about Market Risk................................    12

Item 8.    Financial Statements and Supplementary Data......    12

Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........    12

PART III

Item 10.   Directors and Executive Officers of the
           Registrant.......................................    13

Item 11.   Executive Compensation...........................    13

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management............................    13

Item 13.   Certain Relationships and Related
           Transactions.....................................    13

PART IV

Item 14.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................    13


SIGNATURES                                                     16

                                     PART I

ITEM 1.  BUSINESS.
-------  ---------

     The information required by this Item is incorporated by reference herein, from page 1 of the 1997 Annual Report of Cardinal Bancorp, Inc. (the "Registrant" or "Corporation"). Additionally, certain other matters are discussed below.

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

     At December 31, 1997, the Registrant had 67 full-time and 11 part-time employees. None of these employees is represented by a collective bargaining agent, and the Registrant believes it enjoys good relations with its personnel.

      For additional information with respect to the Registrant's business activities, see Part II, Item 7 hereof.


     Supervision and Regulation - Registrant and Subsidiary,
     -------------------------------------------------------
     First American National Bank of Pennsylvania (the "Bank").
     ----------------------------------------------------------
     The Registrant operates in a heavily regulated environment. Changes in laws and regulations affecting the Registrant and its subsidiary, the Bank, may have an impact on operations.

     The Registrant is subject to the provisions of the Bank Holding Company Act of 1956, as amended ("BHCA"), and to supervision by the Federal Reserve Board. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve.

     The BHCA prohibits the Corporation from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock or substantially all of the assets of any bank or merging or consolidating with another bank holding company without prior approval of the Federal Reserve. Such a transaction would also require approval of the Pennsylvania Department of Banking. Pennsylvania law permits Pennsylvania bank holding companies to control an unlimited number of banks.

     Additionally, the BHCA prohibits the Corporation from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be a proper incident thereto. The Federal Reserve can differentiate between nonbanking activities that are initiated by a bank holding company or subsidiary and activities that are acquired as a going concern. Federal Reserve approval may be required before the Corporation or its nonbank subsidiaries may begin to engage in any permissible activity and before any business engaged in a permissible activity may be acquired. The BHCA does not place territorial restrictions on the activities of such nonbanking-related activities. The Corporation and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services.


     Legislation and Regulatory Changes
     ----------------------------------

     In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act (the "Interstate Banking Act") was enacted. The Interstate Banking Act facilitates the interstate expansion and consolidation of banking organizations (i) by permitting bank holding companies that are adequately capitalized and adequately managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state; (ii) by permitting the interstate merger of banks subject to the right of individual states to "opt in" or "opt out" of this authority before that date; (iii) by permitting banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state; (iv) by permitting a bank to engage in certain agency relationships (i.e., to receive deposits, renew time deposits, close loans (but not including loan approvals or disbursements), service loans, and receive payments on loans and other obligations) as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state than the agent bank; and (v) by permitting foreign banks to establish, with approval of the regulators in the United States, branches outside their "home" states to the same extent that national or state banks located in the home state would be authorized to do so. One effect of this legislation will be to permit the Corporation to acquire banks and bank holding companies located in any state and to permit qualified banking organizations located in any state to acquire banks and bank holding companies located in Pennsylvania, irrespective of state law.

     Since 1995, the Pennsylvania Banking Code has authorized full interstate banking and branching under Pennsylvania law. Specifically, the legislation
(i) eliminates the "reciprocity" requirement previously applicable to interstate commercial bank acquisitions by bank holding companies, (ii) authorizes interstate bank mergers and reciprocal interstate branching into Pennsylvania by interstate banks, and (iii) permits Pennsylvania institutions to branch into other states with the prior approval of the Pennsylvania Department of Banking.

     Overall, this federal and state legislation has, as was predicted, had the effect of increasing consolidation and competition and promoting geographic diversification in the banking industry.

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


     Environmental Laws
     ------------------

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


     FDIC Insurance
     --------------

     The Bank is subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-related premium assessment system for the Bank Insurance Fund ("BIP"). Under this system, FDIC insurance premiums are assessed based on capital and supervisory measures.

     Under the risk-related premium assessment system, the FDIC, on a semiannual basis, assigns each institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) and further assigns such institution to one of three subgroups within a capital group corresponding to the FDIC's judgment of its strength based on supervisory evaluations, including examination reports, statistical analysis, and other information relevant to gauging the risk posed by the institution. Only institutions with a total risk-based capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-adjusted assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group.

     Federal Taxation
     ----------------

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

     The Internal Revenue Code (the "IRC") imposes a corporate alternative minimum tax (AMT). The corporate AMT only applies if such tax exceeds a corporation's regular tax liability. In general, the AMT is calculated by multiplying the corporate AMT rate of 20% by an amount equal to the excess of
(i) the sum of (a) regular taxable income plus (b) certain adjustments and tax preference items ("alternative minimum taxable income" or "AMTI") over (ii) an exemption amount ($40,000 for a corporation, which amount is reduced by 25% of the excess of AMTI over $150,000 and is completely eliminated when AMTI equals $330,000). There are certain applicable adjustment and preference items (e.g., the adjustment for depreciation) for determining AMTI. If a banking institution is subject to AMT, then all or a portion of the amount of a preference will effectively be subject to a 20% surtax.


     State Tax
     ---------

     The Registrant is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock Tax. The Corporate Net Income Tax rate for 1997 and thereafter is 9.99% and is imposed upon a corporate taxpayer's unconsolidated taxable income for federal tax purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed on a corporate taxpayer's capital stock value apportionable to the Commonwealth of Pennsylvania, which is determined in accordance with a fixed formula based upon average book income and net worth. In the case of a holding company, an optional elective method permits the corporate taxpayer to be taxed on only 10% of such capital stock value. The Capital Stock Tax rate is presently 1.275%.


     Competition
     -----------

     The financial services industry in the Corporation's service area is extremely competitive. The Corporation's competitors within its service area include multi-bank holding companies, with resources substantially greater than those of the Company. Many competitor financial institutions have legal lending limits substantially higher than the Bank's legal lending limit. In addition, the Bank competes with savings banks, credit unions, mortgage companies, leasing companies, finance companies, and other financial services companies that offer products and services similar to those offered by the Bank on competitive terms.

     The manner in which banking institutions conduct their operations may change materially as the activities increase in which bank holding companies and their banking and nonbanking subsidiaries are permitted to engage, and funding and investment alternatives continue to broaden, although the long-range effects of these changes cannot be predicted, with reasonable certainty, at this time. These changes most probably will further narrow the differences and intensify competition between and among commercial banks, thrift institutions, and other financial service companies.


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

     As the Year 2000 approaches, regulation of both the Corporation and the Bank with respect to completing Year 2000 modifications is likely to increase. A brief discussion of the most recent federal banking agency pronouncements that affect the Corporation and/or the Bank follows.

     In December 1997, the Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement. The statement indicates that Senior management and the board of directors should be actively involved in managing the Corporation's and the Bank's Year 2000 compliance efforts. The statement also recommended that institutions obtain Year 2000 compliance certification from vendors followed by appropriate internal testing as well as comprehensive testing of all internal and external systems. In addition, contingency plans should be developed for all vendors that service "mission critical" applications, which are those applications vital to the successful continuance of a core business activity.

     The Office of the Comptroller of the Currency ("OCC") has also issued an advisory indicating that Year 2000 preparedness will be factored into its review of de novo charters, conversions, business combinations and establishment of federal branches and agencies as well as hardware and software systems integrations issues related to business combinations.

     From time to time, various federal and state legislation is proposed that could result in additional regulation of, and restrictions on, the business of the Corporation and the Bank, or otherwise change the business environment.

     Management cannot predict whether any of this legislation, if enacted, will have a material effect on the business of the Corporation.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
-------  ----------------------------------------------------
     NOT APPLICABLE


                                PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         -------------------------------------------------
         STOCKHOLDER MATTERS.
         --------------------

     Cardinal Bancorp, Inc. has only common stock authorized, issued and outstanding. The outstanding common stock is traded in the over-the-counter market. Set forth in the table below is the range of high and low bid information for the stock for each full quarterly period within the two most recent years, as reported by Legg Mason Wood Walker, Inc., a market maker of the Registrant's stock. On October 16, 1996, the Board of Directors of the Corporation approved a two for one stock split. The additional shares resulting from the split, which was effected in the form of a 100 percent stock dividend, were distributed on November 14, 1996, to holders of record on October 31, 1996. The market prices and dividend amounts set forth below for 1997 and 1996 have been, where appropriate, adjusted to give retroactive effect to the stock split. These quotations do not include retail markups or markdowns or any commission to the broker-dealer. These quotations may not reflect actual transactions. For additional information refer to page 1 of the Registrant's 1997 Annual Report.




                   1997                         1996
           ----------------------      -----------------------
                        Dividends                    Dividends
           High   Low   Declared       High    Low   Declared
Quarter    Bid    Bid   Per share      Bid     Bid   Per share
-------   -----  -----  ---------     -----   -----  ---------


First     20.875  19.25   $.10        17.25   16.25   $.075
Second    23.750  20.00    .11        18.00   17.12    .10
Third     23.500  20.00    .13        18.37   17.12    .10
Fourth    36.750  20.00    .15        19.75   17.75    .10



     As of March 16, 1998, there were 487 holders of record of the Registrant's common stock.

     The Registrant is subject to restrictions on the payment of dividends to its shareholders pursuant to the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"). The BCL operates generally to preclude dividend payments if the effect thereof would render the Registrant insolvent, as defined. As a practical matter, the Registrant's payment of dividends is contingent upon its ability to obtain funding in the form of dividends from the

Bank. Payment of dividends to the Registrant by the Bank is subject to the restrictions set forth in the National Bank Act. The National Bank Act requires the approval of the Comptroller of the Currency if the total of all dividends declared by a national bank, such as the Bank, in any calendar year exceeds the net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years. Without regulatory approval, the amount available for payment of dividends by the Bank in 1998 was $2,526,795 at December 31, 1997.

     The table set forth above states the frequency and amount of cash dividends declared by the Corporation on its common stock for the two most recent years. The Registrant intends to pay a dividend in each quarter of 1998, as earnings permit.


ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

     The information required by this Item is incorporated by reference herein, from pages 3 and 4 of the Registrant's 1997 Annual Report.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 5 through 23 of the Registrant's 1997 Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         ----------------------------------------------
         MARKET RISK.
         ------------

     The information required by this Item is incorporated by reference herein, from pages 20 through 23 of the Registrant's 1997 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

     Report of Independent Auditors and Consolidated Financial Statements are incorporated by reference herein, from pages 24 through 49 of the Registrant's 1997 Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         ------------------------------------

     During the Registrant's two most recent fiscal years and the subsequent interim period, no independent accountant engaged by the Registrant has resigned, declined to stand for re-election or was dismissed nor has a new independent accountant been engaged or consulted regarding any accounting, auditing or financial reporting matter.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------  ---------------------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 5, 6, and 11 of the Registrant's 1998 Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.
--------  -----------------------

     The information required by this Item is incorporated by reference herein, from pages 7 through 10 of the Registrant's 1998 Proxy Statement. Additionally, certain matters are discussed below.



     Compensation Committee Interlocks and Insider Participation
     ------------------------------------------------------------

    The Board of Directors of the Registrant determines the amount of executive compensation as the Registrant has no compensation committee. Merle
W. Helsel, the President and CEO of the Registrant, and Ray E. Koontz, formerly having held the position of President and CEO of the Registrant, served on the Board of Directors of the Registrant and Mr. Helsel and Mr. Koontz participated during 1997 in deliberations concerning compensation of other executive officers. No party participates in deliberations concerning executive officer compensation which would affect the compensation of that party. As a result, Mr. Helsel did not participate in any deliberations concerning his compensation as an executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT.
          -----------

     The information required by this Item is incorporated by reference herein, from pages 2, 3 and 4 of the Registrant's 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

     The information required by this Item is incorporated by reference herein, from pages 10 and 11 of the Registrant's 1998 Proxy Statement.

                                   PART IV
                                   -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS
          ------------------------------------------------------
          ON FORM 8-K.
          ------------

(a) 1. CARDINAL BANCORP, INC. CONSOLIDATED FINANCIAL STATEMENTS for the period ended December 31, 1997:

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


     3. The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

          (3)(i)     Registrant's Articles of Incorporation, as amended

          (3)(ii)    Registrant's Bylaws

          (10)       Material Contracts.  Executive Employment
                     Agreement with Merle Helsel

          (11)       Statement Re:  Computation of Per Share
                     Earnings *

          (13)       Registrant's 1997 Annual Report to Shareholders

          (21)       Subsidiaries of the Registrant

          (23)       Consent of Accountants **

          (27)(i)    Financial Data Schedule

          (27)(ii) Amended Financial Data Schedule for the second quarter ended June 30, 1996, Form 10-Q

          (27)(iii) Amended Financial Data Schedule for the third quarter ended September 30, 1996, Form 10-Q

          (27)(iv) Amended Financial Data Schedule for the year ended December 31, 1996, Form 10-K

          (27)(v) Amended Financial Data Schedule for the first quarter ended March 31, 1997, Form 10-Q

          (27)(vi) Amended Financial Data Schedule for the second quarter ended June 30, 1997, Form 10-Q

          (27)(vii) Amended Financial Data Schedule for the third quarter ended September 30, 1997, Form 10-Q

          (99) Proxy Statement and Accompanying Notice of Annual Meeting and Form of Proxy for the 1998 Annual Meeting of Shareholders


     * Incorporated by reference herein from Note 2 of the Registrant's 1997 Annual Report to Shareholders.

     ** Incorporated by reference herein from page 24 of the Registrant's 1997 Annual Report to Shareholders.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Cardinal Bancorp, Inc.
-----------------------------------
          (Registrant)



By:  /s/  Merle W. Helsel
     ------------------------------
     Merle W. Helsel
     President and Chief Executive Officer

Date:  March 30, 1998
     -------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                                                  DATE


By:  /s/  Clyde R. Morris                                       3/30/98
     --------------------------------                          ---------
     Clyde R. Morris
     Chairman of the Board of Directors
     and Director



By:  /s/  Merle W. Helsel                                       3/30/98
     --------------------------------                          ---------
     Merle W. Helsel
     President, Chief Executive Officer
     and Director
     (principal executive officer)



By:  /s/  Robert F. Lafferty                                    3/30/98
     --------------------------------                          ---------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)



By:  /s/  Donald W. DeArment                                    3/30/98
     --------------------------------                          ---------
     Donald W. DeArment
     Director
                                       16

By:  /s/  Ray E. Koontz                                         3/30/98
     --------------------------------                          ---------
     Ray E. Koontz
     Director



By:  /s/  William B. Zimmerman                                  3/30/98
     --------------------------------                          ---------
     William B. Zimmerman
     Director



By:  /s/  Robert E. Ritchey                                     3/30/98
     --------------------------------                          ---------
     Robert E. Ritchey
     Director



By:  /s/  James C. Vreeland                                     3/30/98
     --------------------------------                          ---------
     James C. Vreeland
     Director



By:  /s/  Darrell Dodson                                        3/30/98
     --------------------------------                          ---------
     Darrell Dodson
     Director

                                 INDEX TO EXHIBITS
                                                              Page Number
                                                          in Manually Signed
                                                               Original
                                                               --------
Exhibit Number
--------------

     3(i)      Registrant's Articles of Incorporation,             19
               as amended

     3(ii)     Registrant's Bylaws, as amended                     27

     (10)      Material Contracts.  Executive Employment           53
               Agreement with Merle Helsel

     (11)      Statement Re:  Computation of Per Share             *
               Earnings

     (13)      Registrant's 1997 Annual Report to                  64
               Shareholders

     (21)      Subsidiaries of the Registrant                      115

     (23)      Consent of Accountants                              **

     (99)      Proxy Statement and Accompanying Notice             116
               of Annual Meeting and Form of Proxy
               for the 1998 Meeting of Shareholders

     * Incorporated by reference herein from Note 2 of the Registrant's 1997 Annual Report to Shareholders.

     ** Incorporated by reference herein from page 24 of the Registrant's 1997 Annual Report to Shareholders.