Form 10-Q
period 1998-03-31
CARDINAL BANCORP INC /PA
filed 1998-05-14
CIK 874481

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998
                                 ----------------------------
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number    0-19209
                       ------------------------------------------------------

                         Cardinal Bancorp, Inc.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                         25-1537130
 ---------------------------                         ------------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

              140 East Main Street, Everett, Pennsylvania  15537
         -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
              (814) 652-2131
         -------------------------------------------------------------
             (Registrant's telephone number, including area code)

         -------------------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                     ------------------------
par common stock were outstanding as of May 8, 1998.
----------------------------------------------------

                     CARDINAL BANCORP, INC. AND SUBSIDIARY

                            EVERETT, PENNSYLVANIA

                                FORM 10-Q INDEX


                                                              Page
PART I      FINANCIAL INFORMATION:
            ----------------------

   Item 1. Financial Statements

     Consolidated Balance Sheets (Unaudited)                     1

     Consolidated Statements of Income (Unaudited)               2

     Consolidated Statement of Changes in
     Shareholders' Equity (Unaudited)                            3

     Consolidated Statements of Cash Flows (Unaudited)           4

     Notes to Consolidated Financial Statements                  5

   Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations               7


PART II     OTHER INFORMATION
            ------------------
   Item 1.  Legal Proceedings                                   18

   Item 2.  Changes in Securities                               18

   Item 3.  Defaults upon Senior Securities                     18

   Item 4.  Submission of Matters to a Vote                     18
            of Security Holders

   Item 5.  Other Information                                   19

   Item 6.  Exhibits and Reports on Form 8-K                    19


Signature Page                                                  20



CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                  March 31,    December 31,
                                                    1998           1997
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  4,555        $  5,361
Interest earning balances                           9,069           1,434
Federal funds sold                                    388           1,508
Securities available-for-sale                      42,532          44,156
Loans                                              78,948          76,172
Less:  Unearned discount                            2,023           2,232
       Allowance for loan losses                      947             958
                                                  -------         -------
             Net Loans                             75,978          72,982

Accrued interest receivable                           761             887
Premises and equipment, net                         2,588           2,632
Foreclosed assets                                     147             169
Other assets                                        1,067             812
                                                  -------         -------

TOTAL ASSETS                                     $137,085        $129,941
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interesting bearing)               $ 17,116        $ 16,527
  NOW, money market and savings                    35,491          33,891
  Time, less than $100,000                         49,008          49,188
  Time, $100,000 and over                          13,836           9,815
                                                  -------         -------
       Total Deposits                             115,451         109,421

Securities sold under agreements
  to repurchase                                     3,135           2,476
Short term borrowings                                   0               0
Accrued interest payable                              562             558
Other liabilities                                     546             306
                                                  -------         -------

      Total Liabilities                           119,694         112,761
                                                  -------         -------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
  2,000,000 shares authorized,
  990,000 shares issued and outstanding               495             495
Surplus                                             2,264           2,264
Retained earnings                                  14,612          14,339
Accumulated other comprehensive income                 20              82
                                                  -------         -------
     Total Shareholders' Equity                    17,391          17,180
                                                  -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $137,085        $129,941
                                                  =======         =======


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                       Three Months ended
                                                            March 31,
                                                         1998      1997
                                                          (Unaudited)


INTEREST INCOME
Loans, including fees                                  $ 1,702    $ 1,527
Depository institutions                                     76         11
Federal funds sold                                          40          6
Securities:
  Taxable                                                  672        689
  Tax-exempt                                                40        149
  Dividends                                                  7          8
                                                        ------     ------
Total Interest Income                                    2,537      2,390
                                                        ------     ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings                            180        200
  Time, less than $100,000                                 737        651
  Time, $100,000 and over                                  116        173
Interest on securities sold under
  agreements to repurchase                                  33          5
Short-term borrowings                                        0         15
                                                        ------     ------
Total Interest Expense                                   1,066      1,044
                                                        ------     ------
Net Interest Income                                      1,471      1,346
Provision for Loan Losses                                    0          0
                                                        ------     ------
    Net Interest Income after
    Provision for Loan Losses                            1,471      1,346
                                                        ------     ------

OTHER INCOME
Service charges on
  deposit accounts                                         132        104
Other service charges and fees                              36         34
Net security gains                                          25          0
Other noninterest income                                    16          1
                                                        ------     ------
    Total Other Income                                     209        139
                                                        ------     ------

OTHER EXPENSES
Salaries and employee benefits                             515        502
Occupancy and equipment expenses                           106        107
Other operating expenses                                   448        282
                                                        ------     ------
    Total Other Expenses                                 1,069        891
                                                        ------     ------

Income before income taxes                                 611        594
Income tax expense                                         180        141
                                                        ------     ------

NET INCOME                                             $   431    $   453
                                                        ======     ======

EARNINGS PER SHARE:

Basic                                                  $   .43    $   .46

Diluted                                                    .42        .45


The accompanying notes are an integral part of these statements


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)





                                     Common                 Retained
                                     Stock      Surplus     Earnings
                                    --------    --------    --------

Balance, December 31, 1997          $    495    $  2,264    $ 14,339

Net Income                                                       431
Other comprehensive income:
 Unrealized loss on available
 for sale securities, net of
 reclassification adjustment
Comprehensive Income

Cash dividends paid                                            (158)
                                      ------      ------      ------

Balance March 31, 1998              $    495    $  2,264    $ 14,612
                                      ======      ======      ======


Disclosure of reclassification
 adjustment:
Unrealized holding loss arising
 during the period
Less:  reclassification adjustment for
 gain included in net income

Net unrealized loss on securities


                                 Accumulated
                                    Other           Total
                                Comprehensive   Shareholders'    Comprehensive
                                   Income           Equity          Income
                                 ------------   ------------     -------------

Balance, December 31, 1997       $      82      $   17,180       $

Net Income                                             431             431
Other comprehensive income:
 Unrealized loss on available
 for sale securities, net of
 reclassification adjustment           (62)            (62)            (62)
Comprehensive Income                                              $    369
                                                                   =======
Cash dividends paid                                   (158)
                                   -------         -------

Balance March 31, 1998           $      20      $   17,391
                                   =======         =======

Disclosure of reclassification
 adjustment:
Unrealized holding loss arising
 during the period                                                $    (79)
Less:  reclassification adjustment for
 gain included in net income                                            17
                                                                    ------
Net unrealized loss on securities                                 $    (62)
                                                                    ======




The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1998        1997
                                                               (Unaudited)


OPERATING ACTIVITIES

Net income                                                $   431    $   453
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                                  52         51
Net amortization of premiums and discounts                     14          3
Net securities gains                                          (25)         0
Loss on sale of assets                                          3          0
(Increase) decrease in accrued interest
  and other assets                                            (97)       164
Increase (decrease) in accrued interest
  and other liabilities                                       244        (54)
                                                           ------     ------

Net Cash Provided by Operating Activities                     622        617
                                                           ------     ------

INVESTING ACTIVITIES

Proceeds from sales of available-for-sale
 securities                                                16,406          0
Redemption of Federal Home Loan Bank Stock                      0         74
Proceeds from maturities of available-for-sale
  securities                                                6,420        716
Purchase of available-for-sale securities                 (21,285)         0
Net loans originated by customers                          (3,011)    (1,370)
Premises and equipment purchases                               (8)       (56)
Proceeds from sales of foreclosed assets                       33         19
                                                           ------     ------

Net Cash Used by Investing Activities                      (1,445)      (617)
                                                           ------     ------

FINANCING ACTIVITIES

Net increase in deposit accounts                            2,190      1,158
Net increase in time deposits                               3,840      6,394
Dividends paid                                               (158)       (99)
Increase (decrease) in other borrowings                       659     (7,506)
                                                           ------     ------

Net Cash Provided (Used) by Financing Activities            6,531        (53)

(Increase) decrease in Cash and Cash Equivalents            5,708        (53)
                                                           ------     ------

Cash and Cash Equivalents at January 1                      8,304      6,466
                                                           ------     ------
Cash and Cash Equivalents at March 31                    $ 14,012    $ 6,413
                                                           ======     ======

SUPPLEMENTAL INFORMATION
Interest paid on deposits                                $  1,062    $ 1,025
Income taxes paid                                              75          0
Loans transferred to foreclosed assets                         15          3


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

These statements should be read in conjunction with notes to the financial statements contained in the 1997 Annual Report to Shareholders.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 1998, the Corporation adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Corporation is required to present comprehensive income and its components in a full set of general purpose financial statements. The Corporation has elected to report the effects of Statement No. 130 as part of the Consolidated Statement of Changes in Shareholders' Equity.

NOTE 3 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

All earnings per share for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would affect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.


                                                March 31     March 31
                                                  1998         1997
                                                --------     --------

Denominator:

   Denominator for basic earnings per
     share-weighted-average shares               990,000      990,000

   Stock options                                  34,482       12,431
                                                --------     --------

   Denominator for diluted earnings per
     share-adjusted weighted-average
     average assumed conversions               1,024,482    1,002,431
                                               =========    =========



NOTE 4 - OTHER MATTERS

On April 13, 1998, the Board of Directors executed a definitive Agreement and Plan of Merger (the Agreement), which provides for the affiliation of the Corporation with Susquehanna Bancshares, Inc. (Susquehanna) headquartered in Lititz, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Corporation and Susquehanna. A merger of this type will enable the Corporation's subsidiary, First American National Bank of Pennsylvania, to remain a community-based organization with expanded financial products and services beneficial in today's rapidly changing technology-based marketplace.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR MARCH 31, 1998.


FINANCIAL CONDITION


     Total assets at March 31, 1998, were $137,085,000, an increase of $7,144,000 from the $129,941,000 balance at December 31, 1997. The increase was primarily the result of an increase in the balances of deposits and securities sold under agreements to repurchase which increased $6,689,000 in the first quarter of 1998. The increase in deposits is primarily the result of an increase in certificates of deposit over $100,000 obtained through competitive bids coupled with the Bank's perception that customers are being attracted by the quality, personalized service a community bank provides. On an individual basis, demand accounts increased $589,000, NOW, money market and savings accounts increased $1,600,000 and time deposits of $100,000 and over increased $4,021,000. Securities sold under agreements to repurchase increased $659,000. Net loans increased $2,996,000 while investments in securities decreased in the aggregate amount of $1,624,000 in the first quarter of 1998.

     Shareholders' equity increased by $211,000 or 1.2% despite a decline in the fair value of the Corporation's available-for-sale investment portfolio. Unrealized gains in the available-for-sale investment portfolio net of tax effect decreased $62,000 from $82,000 at December 31, 1997, to $20,000 at March 31, 1998. This negative impact on capital was offset by earnings of $431,000 for the first three months of 1998, of which $273,000 was retained as part of the Corporation's equity capital with the balance having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the decrease in the fair value of securities, the investment portfolio of the Corporation decreased $1,531,000 in the first three months of 1998, primarily as the result of paydowns on mortgage-backed securities of approximately $1,300,000. During the first three months of 1998, the Corporation, as part of its investment strategy, sold or had called $21,400,000 of securities. The Corporation during the same period purchased securities totalling $21,300,000. The securities sold were mostly fixed rate securities and the securities purchased were mostly variable rate and shorter term fixed rate agencies. The planned investment transactions will provide security with less price volatility for future rate fluctuations.

RESULTS OF OPERATIONS

     Cardinal Bancorp, Inc. realized a net profit of $431,000 for the first three months of 1998 as compared to a net profit of $453,000 for the first three months of 1997. On a per share basis, net income for the first quarter of 1998 represents $.43 basic earnings per share or $.42 diluted earnings per share. Net income for the first quarter of 1997 represents $.46 basic earnings per share or $.45 diluted earnings per share.

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


INTEREST INCOME


     Interest income for the first three months of 1998 was $2,537,000 up $147,000 or 6.2% above the $2,390,000 earned during the same period of 1997. The increase was due to an increase in the volume of interest earning assets, the average volume of which increased from $120,126,000 for the first quarter of 1997 to $126,308,000 for the first quarter of 1998, an increase of $6,182,000 or 5.2%. The yield on interest earning assets was increased slightly from the first quarter 1997 yield of 8.03% to the first quarter 1998 yield of 8.11%. Interest rates remained fairly stable through 1997 and the first part of 1998. Due to the differing indexes and repricing frequencies, some rates have increased slightly during 1997 and the first part of 1998, other rates have remained substantially unchanged.

     The Corporation converted some fixed rate securities in the first part of 1998 into variable rate and shorter term fixed rate securities, however, prior to the above transactions the Corporation in 1997 converted some variable rate securities into higher yielding fixed rate securities. The yield on investments for the first quarter of 1998 was 6.72% as compared to a yield of 6.53% for the same period of 1997. The increase in the yield is reflective of the higher yielding fixed rate securities purchased in 1997 which were then liquidated in the early part of 1998 as part of the Corporation's planned investment strategy. Due to rates remaining fairly stable during 1997 and into the early part of 1998, the yield on the loan portfolio remained fairly stable showing a slight decline from 9.16% for the first quarter of 1997 to 9.14% for the first quarter of 1998. The Corporation increased the level of its lowest yielding assets, federal funds sold and interest bearing balances at the Federal Home Loan Bank, from an average balance of $1,264,000 for the first quarter of 1997 to an average of $8,437,000 for the first quarter of 1998. The changes in investment and loan yields when applied to the volumes in each category offset with an increase of lower yielding assets resulted in a minimal change in the total yield on earning assets from the first three months of 1997 compared to the first three months of 1998, as noted above.

     The Corporation has structured many of its loans with variable interest rates in order to be able to react to nationwide changes in rates over which the Corporation has no control. Furthermore, a portion of the investment portfolio contains securities with rates which adjust according to indexes which generally track with changes in the rate environment. As a result, the Corporation is able to reduce interest rate risk and is more effectively able to maintain a necessary interest spread in a changing economy. Although during periods of increasing interest rates the Corporation's interest income will be positively affected, a general increase in interest rates will have a corresponding impact on increasing interest expense.

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Corporation's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, interest rates remained fairly stable during 1997 and into the early part of the first quarter of 1998, however, due to competitive pressures a slight increase resulted in the rate paid on interest bearing deposits of 4.33% for the first quarter of 1998, compared to a rate of 4.28% for the same period of 1997. Despite the increase in the rate paid on interest bearing deposits, the Corporation's interest spread for the first three months of 1998 increased slightly to 3.78% from 3.75% for the first three months of 1997.

     The increase in interest spread also has had a positive effect on the Corporation's net interest margin. The Corporation's interest spread for the first three months of 1998 increased 3 basis points from the first three months of 1997, the Corporation's net interest margin comparison for the same periods shows an increase of 18 basis points from 4.50% to 4.68%.


INTEREST EXPENSE

     Interest expense for the first three months of 1998 was $1,066,000, up $22,000 or 2.1% above the $1,044,000 expense for the same period of the previous year. The fairly stable interest rates in 1997 and the first part of 1998 resulted in the average cost of funds on deposits increasing only slightly to 4.33% for the first quarter of 1998 as compared to 4.28% for the first quarter of 1997.

     The increase in interest expense resulted primarily from an increase in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first quarter of 1998 as compared to the same period of 1997 shows the Corporation experienced increases in the average balances in NOW accounts, time deposits of less than $100,000 and IRA accounts. The Corporation experienced decreases in the average balances in savings, money market and time deposits over $100,000. The primary increase in the average balances was in time deposits of less than $100,000, the average balance of which increased $5,823,266 for the first three months of 1998 compared to the same period of 1997. The primary decrease in the average balances was in time deposits over $100,000, the average balance of which decreased $4,448,000 over the same period. Average interest bearing deposits for the first three months of 1998 were $96,970,000 as compared to $97,863,000 for the first three months of 1997, a decrease of $893,000 or .9%. Offsetting the decrease in average interest bearing deposits was an increase in securities sold under agreements to repurchase in which the average balance increased from $320,000 for the first three months of 1997 to $3,045,000 for the first three months of 1998, an increase of $2,725,000. As a result of the net increased volumes, interest expense increased $22,000.

     As noted above, the Corporation has maintained a net interest margin of 4.68% for the first three months of 1998 as compared to 4.50% for the first three months of 1997. Net interest income for the first quarter of 1998 was $1,471,000 as compared to $1,346,000 for the same period during 1997, a $125,000 or 9.3% increase.


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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. During the first quarter of 1998 nonperforming assets totalled $769,000, an increase of $74,000 or 10.6% above the December 31, 1997, balance of $695,000. The increase in nonperforming assets is primarily the result of converting a loan included in the category of accrual loans 90 days or more past due at December 31, 1997, to the category of restructured troubled debt during the first quarter of 1998. The conversion resulted in an increase of $87,000 to nonperforming assets. During the first three months of 1998, the Corporation realized net charge-offs on loans of $11,000 as compared to a net recovery on charged-off loans of $1,000 for the full year of 1997. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 1.53 at March 31, 1998, as compared to 1.82 at December 31, 1997.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first quarter of 1998. Similarly, there was no provision required in the first quarter of 1997.


NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first three months of 1998 was $209,000, up $70,000 over the same period of the previous year. The primary reasons for the increase were due to a rise in income from service charges on deposit accounts which totaled $132,000 in the first quarter of 1998 compared to $104,000 in the first quarter of 1997 and to the Corporation realizing $25,000 in net gains on sales of securities during the first three months of 1998 while the Corporation realized no gains or losses on sales of securities during the same period of 1997. In addition to the above, other noninterest income increased $15,000 to a balance of $16,000 during the first three months of 1998 from a balance of $1,000 during the same period of 1997. The increase resulted primarily from adjusting the net periodic pension income in the amount of $12,000 in the first three months of 1998 while net periodic pension income in 1997 was adjusted in its entirety at the end of the year.

NONINTEREST EXPENSE

     Noninterest expense for the first three months of 1998 was $1,069,000, a $178,000 increase from the $891,000 expense incurred in the first three months of 1997. The most significant factor in the increase in noninterest expense is related to an increase in legal and consulting expenses during the first quarter of 1998 in the amount of $118,000. The additional expense was directly related to the Corporation incurring expenses regarding the plan of merger with Susquehanna Bancshares, Inc. Another area in which noninterest expense increased from the 1997 level was in employee benefits which rose $13,000. The increase was due primarily to accruing for each pay in 1998 the employers matching portion of the 401(k) plan where as no accrual took place for the same period in 1997. Directors' fees increased $11,000 in the first three months of 1998 compared to the same period of 1997 primarily due to a first quarter present value rate adjustment on the directors deferred income benefit expense. Supplies, stationery and printing expense increased $9,000 in the first three months of 1998 compared to the same period of 1997 primarily due to the timing of ordering large quantities of supplies. Unrealized losses on other real estate owned and losses on sales of loan collateral repossessed for the first three months of 1998 were $18,000 compared to $0 for the same period of 1997. With the exception to the categories above, noninterest expense remained fairly stable when comparing the first three months of 1998 to the first three months of 1997.

     The Corporation is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management's assessment of the year 2000 compliance expense was determined to be immaterial and not have a material effect on the Corporation's future financial position or results of operations.


INCOME TAXES

     Income tax expense increased $39,000 for the first three months of 1998 over the same period of 1997 primarily as a result of the conversion during 1997 of some tax free municipal interest income into taxable interest income which was part of the Corporation's planned investment strategy. As noted above, net income after income taxes totaled $431,000 for the first quarter of 1998 as compared to $453,000 for the first quarter of 1997.


CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended March 31, 1998, was $17,391,000 while capital at the end of 1997 totalled 17,180,000. Despite a decrease in the fair value of securities held by the Corporation which are held as available-for-sale, the Corporation's earnings during the first three months of 1998 of $431,000 resulted in an increase in capital. Under Statement No. 130 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in comprehensive income and its components will be reported as equity capital adjustments net of tax effect. During the first quarter of 1998, the equity capital adjustment required by SFAS No. 130 was a decrease of $62,000.

     Capital was also reduced during the first quarter of 1998 by dividend distributions of $158,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

     The Corporation has capital ratios exceeding regulatory requirements. Federal regulators have adopted risk-based capital adequacy guidelines under which the components of capital are referred to as Tier 1 and Tier 2 capital. For the Corporation, Tier 1 capital is shareholders' equity and Tier 2 capital is the allowance for loan losses. The risk-based capital ratios are computed by dividing the components of capital by risk-adjusted assets. Risk-adjusted assets are determined by assigning credit risk weighing factors from 0% to 100% to various categories of assets and off-balance-sheet financial instruments.

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At March 31, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 20.5% and the total capital ratio was 21.6%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at March 31, 1998, was 12.9%.



CREDIT RISK AND LOAN QUALITY

Table 1 - Nonperforming Assets, reveals that nonperforming loans were $622,000 as of March 31, 1998, representing an increase of $96,000 since December 31, 1997. Included within the classification of nonperforming loans at March 31, 1998, are impaired loans. At March 31, 1998, the Corporation's impaired loans totalled approximately $376,000 or 60.5% of the total nonperforming loans. All of these loans were on either a nonaccrual basis or were restructured troubled debt and have a related allowance for loan losses allocation of $21,000. The average recorded investment in impaired loans in the first quarter of 1998 was approximately $318,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1994. As noted, foreclosed assets have decreased from $836,000 at December 31, 1994, to $147,000 at March 31, 1998, which includes a decline of $22,000 in the first quarter of 1998.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $11,000 decrease in the allowance since December 31, 1997. The Corporation had net charge-offs on loans in the first quarter of 1998 in the amount of $11,000 and it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net recoveries on charged-off loans for 1997 totalled $1,000 as compared to net charge-offs of $376,000 in 1996. The large decrease in net charge offs in 1997 was due to a $256,000 charge off of loans to related entities of one individual in 1996.
At March 31, 1998, the level of the allowance was at 1.23% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $8,437,000 during the first three months of 1998.

     To provide an additional source of liquidity, the Corporation's investment portfolio has been deemed available-for-sale. Although the Corporation's securities are generally purchased with the intention of holding them until maturity, by holding the investments as available-for-sale the Corporation's liquidity position is improved. In addition, a portion of the Corporation's investment portfolio consists of securities, such as

U.S. Government Agency and other mortgage-backed securities, on which a portion of the principal amount is repaid each month. Payments on these securities, together with payments on loans and overnight investments in federal funds sold provide additional sources of liquidity. If needed, the Corporation also has alternative sources of liquidity in the forms of borrowings from the Federal Reserve Bank and lines of credit with several financial institutions and the Federal Home Loan Bank of Pittsburgh.

     There are no known trends or known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in liquidity increasing or decreasing in any material way.


CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)


                                    March 31, ---------- December -----------
                                      1998      1997    1996    1995    1994
                                ---------------------------------------------


Nonaccruing loans                   $  313     $ 311   $ 584  $1,674   $ 620
Restructured troubled
  debt                                 285         0       0     170       0
Accrual Loans 90 days
  or more past due                      24       215       0       0       1

                                ---------------------------------------------
Total Nonperforming Loans           $  622     $ 526   $ 584  $1,844   $ 621

Foreclosed Assets                      147       169     229     357     836
                                ---------------------------------------------

Total Nonperforming Assets          $  769     $ 695   $ 813  $2,201  $1,457
                                =============================================

Ratios:

Nonperforming loans as a
percent of period-end loans           .82%     .71%     .87%   2.99%   1.02%



Nonperforming loans as a
percent of total period-end
stockholders' equity                 3.58%     3.06%   3.84%  12.44%   5.12%



Allowance as multiple
of nonperforming loans               1.53x     1.82x   1.64x    .72x   2.41x



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

                                 March 31,  ----------- December -----------
                                      1998     1997    1996    1995     1994
                                 --------------------------------------------

Balance - beginning of period       $  958    $  957  $1,333  $1,494  $1,953
  Provision charged to
  operating expense                      0         0       0       0    (300)
Loans charged off:
  Commercial and Agricultural            0         1     328      15      38
  Real estate mortgage                   0         0      13       0      23
  Consumer                              15        75     149     180     155
                                 ---------------------------------------------

Total loans charged off                 15        76     490     195     216

Recoveries:
  Commercial and Agricultural            2        45      76      27      51
  Real estate mortgage                   0        28      23       0       0
  Consumer                               2         4      15       7       6
                                 ---------------------------------------------

Total recoveries                         4        77     114      34      57

                                 ---------------------------------------------

Net charge-offs (recoveries)            11        (1)    376     161     159

Balance - end of period             $  947     $ 958   $ 957  $1,333  $1,494
                                  ============================================
Ratios:

Net charge-offs to
average loans                         .01%       *      .61%    .27%    .26%

Allowance to period-end
loans                                1.23%     1.29%   1.42%   2.16%   2.46%

Allowance as multiple of
net charge-offs                     86.09x       *     2.54x   8.28x   9.40x


* Recoveries exceeded charge-offs in 1997.


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


Item 4.  Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

     (a) The annual meeting of security holders was held on April 14, 1998.

     (b), (c) At the April 14, 1998, annual meeting, the shareholders of Cardinal Bancorp, Inc. elected three Class A Directors to serve for a three year term and until their successors are elected and qualified. The following individuals were elected and the votes cast are set forth opposite their names.

     Individuals Elected       For         Authority Withheld
     -------------------       ---         ------------------

     Merle W. Helsel         756,056             9,100
     Robert E. Ritchey       755,414             9,742
     James C. Vreeland       711,891            53,265


     Additionally, following is a list of each other director whose term of office as director continued after the meeting.

     Donald W. DeArment            Ray E. Koontz
     Darrell Dodson                Clyde R. Morris
     William B. Zimmerman

     The shareholders of Cardinal Bancorp, Inc. also voted to ratify the selection of S.R. Snodgrass, A.C., Certified Public Accountants, of Wexford, Pennsylvania, as the auditors for the Corporation for the year ending December 31, 1998. There were 745,386 votes for ratification, 18,910 votes against and 860 abstentions. No other matters were considered.

     (d)  Not applicable.


Item 5.  Other Information.
---------------------------

     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
-------------------------------------------

     (a)     Exhibits:

             None

     (b)     Reports on Form 8-K:

             By Form 8-K report dated April 20, 1998, notification was given under Item 5 that on April 14, 1998, the Corporation issued a press release announcing the execution of a definitive agreement relating to the Corporation's affiliation with Susquehanna Bancshares, Inc. The Agreement provides that the affiliation will be effected by means of a merger of the Corporation and Susquehanna Bancshares, Inc.

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



     Cardinal Bancorp, Inc.
     ----------------------
          (Registrant)




By:  /s/  Merle W. Helsel
     --------------------------------
     Merle W. Helsel
     President and Chief Executive Officer

     Date:  May 14, 1998





By:  /s/  Robert F. Lafferty
     -------------------------------------
     Robert F. Lafferty
     Chief Financial Officer
     (principal financial and accounting officer)

     Date:  May 14, 1998