Form 10-Q
period 1998-06-30
CARDINAL BANCORP INC /PA
filed 1998-08-12
CIK 874481

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                                -------------------------------------------
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number    0-19209
                       -------------------------------------------------------


                       Cardinal Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                           25-1537130
--------------------------------                      ---------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

            140 East Main Street, Everett, Pennsylvania  15537
         ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
              (814) 652-2131
         -----------------------------------------------------------
             (Registrant's telephone number, including area code)

         -----------------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----
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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                    -------------------------
par common stock were outstanding as of August 5, 1998.
--------------------------------------------------------

                   CARDINAL BANCORP, INC. AND SUBSIDIARY

                          EVERETT, PENNSYLVANIA

                             FORM 10-Q INDEX


                                                             Page
PART I     FINANCIAL INFORMATION:
           ----------------------

   Item 1. Financial Statements


      Consolidated Balance Sheets (Unaudited)                   1

      Consolidated Statements of Income (Unaudited)             2

      Consolidated Statement of Changes in
      Shareholders' Equity (Unaudited)                          3

      Consolidated Statements of Cash Flows (Unaudited)         4

      Notes to Consolidated Financial Statements                5

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations        7



PART II     OTHER INFORMATION
            -----------------

   Item 1.  Legal Proceedings                                  19

   Item 2.  Changes In Securities                              19

   Item 3.  Defaults Upon Senior Securities                    19

   Item 4.  Submission of Matters to a Vote                    19
            of Security Holders

   Item 5.  Other Information                                  20

   Item 6.  Exhibits and Reports on Form 8-K                   20


Signature Page                                                 21



CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                  June 30,     December 31,
                                                    1998           1997
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  5,133        $  5,361
Interest earning balances                           8,204           1,434
Federal funds sold                                  1,863           1,508
Securities available-for-sale                      36,208          44,156
Loans                                              80,971          76,172
Less:  Unearned discount                            1,848           2,232
       Allowance for loan losses                      936             958
                                                  -------         -------
             Net Loans                             78,187          72,982

Accrued interest receivable                           725             887
Premises and equipment, net                         2,550           2,632
Foreclosed assets                                     131             169
Other assets                                        1,034             812
                                                  -------         -------

TOTAL ASSETS                                     $134,035        $129,941
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interest bearing)                  $ 17,012        $ 16,527
  NOW, money market and savings                    35,791          33,891
  Time, less than $100,000                         50,454          49,188
  Time, $100,000 and over                           8,668           9,815
                                                  -------         -------

       Total Deposits                             111,925         109,421

Securities sold under agreements
  to repurchase                                     3,548           2,476
Accrued interest payable                              538             558
Other liabilities                                     356             306
                                                  -------         -------

      Total Liabilities                           116,367         112,761
                                                  -------         -------
SHAREHOLDERS' EQUITY

Common stock, par value $.50,
2,000,000 shares authorized,
990,000 shares issued and outstanding                 495             495
Surplus                                             2,264           2,264
Retained earnings                                  14,898          14,339
Accumulated other comprehensive income                 11              82
                                                  -------         -------
     Total Shareholders' Equity                    17,668          17,180
                                                  -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $134,035        $129,941
                                                  =======         =======


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)


                                        Three Months ended    Six Months ended
                                              June 30,             June 30,
                                           1998     1997        1998     1997
                                            (Unaudited)          (Unaudited)


INTEREST INCOME
Loans, including fees                   $ 1,769   $ 1,614    $ 3,471   $ 3,141
Depository institutions                      94       129        170       140
Federal funds sold                           30        38         70        44
Securities:
  Taxable                                   574       626      1,246     1,315
  Tax-exempt                                 40       107         80       256
  Dividends                                   9         8         16        16
                                         ------    ------     ------    ------
Total Interest Income                     2,516     2,522      5,053     4,912
                                         ------    ------     ------    ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings             192       204        372       404
  Time, less than $100,000                  699       674      1,436     1,325
  Time, $100,000 and over                   108       212        224       385
Interest on securities sold under
  agreements to repurchase                   42         8         75        13
Short-term borrowings                         0         0          0        15
                                         ------    ------     ------    ------
Total Interest Expense                    1,041     1,098      2,107     2,142
                                         ------    ------     ------    ------
Net Interest Income                       1,475     1,424      2,946     2,770
Provision for Loan Losses                     0         0          0         0
                                         ------    ------     ------    ------
Net Interest Income after
     Provision for Loan Losses            1,475     1,424      2,946     2,770

OTHER INCOME
Service charges on
  deposit accounts                          149       109        281       213
Other service charges and fees               28        31         64        65
Net security gains                            6         5         31         5
Other noninterest income                     22         7         38         8
                                         ------    ------     ------    ------
     Total Other Income                     205       152        414       291
                                         ------    ------     ------    ------

OTHER EXPENSES
Salaries and employee benefits              550       536      1,065     1,038
Occupancy and equipment expenses            108       105        214       212
Other operating expenses                    365       292        813       574
                                         ------    ------     ------    ------
     Total Other Expenses                 1,023       933      2,092     1,824
                                         ------    ------     ------    ------

Income before income taxes                  657       643      1,268     1,237
Income tax expense                          193       167        373       308
                                         ------    ------     ------    ------

NET INCOME                              $   464   $   476    $   895   $   929
                                         ======    ======     ======    ======

EARNINGS PER SHARE:

Basic                                   $   .47   $   .48    $   .90   $   .94

Diluted                                     .45       .47        .87       .92


The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)



                                      Common                 Retained
                                      Stock      Surplus     Earnings



Balance, December 31, 1997          $    495    $  2,264    $ 14,339

Net Income                                                       895
Other comprehensive income:
 Unrealized loss on available
 for sale securities, net of
 reclassification adjustment
Comprehensive Income

Cash dividends paid                                            (336)
                                      ------      ------      ------
Balance June 30, 1998               $    495    $  2,264    $ 14,898
                                      ======      ======      ======

Disclosure of reclassification
 adjustment:
Unrealized holding loss arising
 during the period
Less:  reclassification adjustment for
 gain included in net income

Net unrealized loss on securities


                                   Accumulated
                                      Other         Total

                                  Comprehensive   Shareholders'  Comprehensive
                                     Income          Equity         Income


Balance, December 31, 1997          $     82        $ 17,180        $

Net Income                                               895              895
Other comprehensive income:
 Unrealized loss on available
 for sale securities, net of
 reclassification adjustment             (71)            (71)             (71)
                                                                       -------
Comprehensive Income                                                  $   824
                                                                       =======
Cash dividends paid                                     (336)
                                      ------           ------
Balance June 30, 1998               $     11         $ 17,668
                                      ======          =======

Disclosure of reclassification
 adjustment:
Unrealized holding loss arising
 during the period                                                    $   (50)
Less:  reclassification adjustment for
 gain included in net income                                               21
                                                                       -------
Net unrealized loss on securities                                     $   (71)
                                                                       =======



The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            1998        1997
                                                               (Unaudited)


Operating Activities

Net income                                                $   895     $  929
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                                 105        102
Net amortization of premiums and discounts                     44         11
Net securities gains                                          (31)       ( 5)
Gain on sale of other assets                                  ( 3)       ( 2)
(Increase) decrease in accrued interest
  and other assets                                            (22)       292
Increase in accrued interest
  and other liabilities                                        29        114
                                                          -------    -------
Net Cash Provided by Operating Activities                   1,017      1,441
                                                          -------    -------
Investing Activities

Proceeds from sales of available-for-sale
 securities                                                19,902      6,321
Redemption of Federal Home Loan Bank Stock                      0         74
Proceeds from maturities of available-for-sale
  securities                                                9,234      2,153
Purchase of available-for-sale securities                 (21,308)         0
Net loans originated by customers                          (5,238)    (2,158)
Premises and equipment expenditures                           (22)       (82)
Proceeds from sale of foreclosed assets                        73          0
                                                          -------    -------
Net Cash Provided (Used) by Investing Activities            2,641      6,308
                                                          -------    -------
Financing Activities

Net increase in deposit accounts                            2,386      1,732
Net increase in time deposits                                 118      7,265
Dividends paid                                               (337)      (208)
Increase (decrease) in other borrowings                     1,072     (7,103)
                                                          -------    -------
Net Cash Provided by Financing Activities                   3,239      1,686
                                                          -------    -------
Increase in Cash and Cash Equivalents                       6,897      9,435

Cash and Cash Equivalents at January 1                      8,304      6,466
                                                          -------    -------
Cash and Cash Equivalents at June 30                      $15,201    $15,901
                                                          =======    =======
Supplemental Information
Interest paid                                            $ 2,127     $ 2,095
Income taxes paid                                        $   515     $   125
Loans transferred to foreclosed assets                   $    33     $    33


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

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.



                                                 June 30      June 30
                                                  1998         1997
                                                --------     --------
Denominator:

   Denominator for basic earnings per
     share-weighted-average shares               990,000      990,000

   Stock options                                  37,516       16,803
                                                --------     --------
   Denominator for diluted earnings per
     share-adjusted weighted-average
     average assumed conversions               1,027,516    1,006,803
                                               =========    =========


NOTE 4 - OTHER MATTERS

On April 13, 1998, the Board of Directors executed a definitive Agreement and Plan of Merger (the Agreement), which provides for the affiliation of the Corporation with Susquehanna Bancshares, Inc. (Susquehanna) headquartered in Lititz, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Corporation and Susquehanna. The merger is subject to approval of Cardinal's Shareholders and is anticipated to be completed during the fourth quarter of 1998. A merger of this type will enable the Corporation's subsidiary, First American National Bank of Pennsylvania, to remain a community-based organization with expanded financial products and services beneficial in today's rapidly changing technology-based marketplace.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR JUNE 30, 1998.

FINANCIAL CONDITION

     Total assets at June 30, 1998, were $134,035,000, an increase of $4,094,000 from the $129,941,000 balance at December 31, 1997. The increase was primarily the result of an increase in the balance of net loans coupled with an increase in interest earning balances which was offset by a decrease in securities available-for-sale. Net loans increased $5,205,000 and interest earning balances increased $6,770,000 while investments in securities decreased in the aggregate amount of $7,948,000 in the first six months of 1998. Total deposits increased $2,504,000 from the December 31, 1997 balance. On an individual basis, demand accounts increased $485,000, NOW, money market and savings deposits increased in the aggregate amount of $1,900,000, time deposits of less than $100,000 increased $1,266,000 and time deposits of $100,000 and over decreased $1,147,000. Securities sold under agreements to repurchase increased $1,072,000 from the December 31, 1997 balance.

     Shareholders equity increased by $488,000 or 2.8% despite a decline in the fair value of the Corporation's available-for-sale investment portfolio. Unrealized gains in the available-for-sale securities portfolio net of tax effect decreased $71,000 from $82,000 at December 31, 1997, to $11,000 at June 30, 1998. This negative impact on capital was offset with earnings of $895,000 for the first six months of 1998, of which $559,000 was retained as part of the Corporation's equity capital with the balance having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the decrease in the fair value of securities, the investment portfolio of the Corporation decreased $7,842,000 in the first six months of 1998. During the first six months of 1998, the Corporation as part of its investment strategy, sold or had called $25,871,000 of securities. The Corporation during the same period purchased securities totalling $21,285,000. The securities sold were mostly fixed rate securities and the securities purchased were mostly variable rate and shorter term fixed rate agencies. The planned investment transactions will provide security with less price volatility for future rate fluctuations. Also, attributing to the decline in the investment portfolio were paydowns on mortgage-backed securities of approximately $3,100,000. In meeting liquidity needs the excess funds from the sales and purchases of securities were placed in interest earning balances which have increased $6,770,000 since December 31, 1997.

RESULTS OF OPERATIONS


     Cardinal Bancorp, Inc. realized a net profit of $895,000 for the first six months of 1998 as compared to a net profit of $929,000 for the first six months of 1997. On a per share basis, net income for the first two quarters of 1998 represents $.90 basic earnings per share or $.87 diluted earnings per share. Net income for the first two quarters of 1997 represents $.94 basic earnings per share or $.92 diluted earnings per share.

     Net income for the three months ended June 30, 1998, was $464,000 as compared to net income for the three months ended June 30, 1997, of $476,000. On a per share basis, net income for the three month period ended June 30, 1998 represents $.47 basic earnings per share or $.45 diluted earnings per share. Net income for the same period of 1997 represents $.48 basic earnings per share or $.47 diluted earnings per share.

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

INTEREST INCOME

     Interest income for the first six months of 1998 was $5,053,000 up $141,000 or 2.9% above the $4,912,000 earned during the same period of 1997. The increase was primarily due to an increase in the volume of interest earning assets, the average volume of which increased from $123,219,000 for the first two quarters of 1997 to $125,960,000 for the first two quarters of 1998, an increase of $2,741,000 or 2.2%. The yield on interest earning assets increased slightly from the first two quarters 1997 yield of 7.99% to the first two quarters 1998 yield of 8.03%. Interest rates remained fairly stable throughout 1997 and through the first six months of 1998. Due to the differing indexes and repricing frequencies, some rates have increased slightly during 1997 and into the first six months of 1998, other rates have remained substantially unchanged.

     Due to the Corporation converting some higher yielding fixed rate securities in the first part of 1998 into variable rate and shorter term fixed rate securities, the yield on investments decreased from 6.55% for the first two quarters of 1997 to 6.49% for the same period of 1998. Due to interest rates remaining fairly stable throughout 1997 and through the first six months of 1998, the yield on the loan portfolio declined slightly from 9.22% in the first two quarters of 1997 to 9.08% in the first two quarters of 1998.

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

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, interest rates remained fairly stable during 1997 and into the first half of 1998 resulting in a minimal increase in the rate paid on interest bearing deposits of 4.28% for the first two quarters of 1998, compared to a rate of 4.27% for the same period of 1997. Despite the minimal increase in the rate paid on interest bearing deposits, the Corporation's interest spread for the first six months of 1998 increased slightly to 3.75% from 3.72% for the first six months of 1997.

     The slight increase in the interest spread also had a positive effect on the Corporation's net interest margin. The Corporation's interest spread for the first six months of 1998 increased 3 basis points from the first six months of 1997, the Corporation's net interest margin comparison for the same periods shows an increase of 17 basis points from 4.48% to 4.65%.

     For the three months ended June 30, 1998, total interest income was $2,516,000 or $6,000 less than the $2,522,000 interest income for the same period of 1997. The decrease was primarily due to a decrease in the volume of interest earning assets as interest rates remained fairly stable.

INTEREST EXPENSE

     Interest expense for the first six months of 1998 was $2,107,000, down $35,000 or 1.6% below the $2,142,000 expense for the same period of the previous year. The fairly stable interest rates in 1997 and for the first half of 1998 resulted in the average cost of funds on deposits increasing slightly at 4.27% for the first two quarters of 1998 as compared to 4.25% for the first two quarters of 1997.

     The decreased interest expense resulting from a decrease in the average balance of interest bearing liabilities outstanding was offset by slightly higher interest rates paid on deposits. An evaluation of deposits by type for the first six months of 1998 as compared to the same period of 1997 shows the Corporation experienced increases in the average balances in NOW accounts, time deposits of less than $100,000 and IRA accounts. The Corporation experienced decreases in the average balances in savings, money market and time deposits over $100,000. The primary increase in the average balances was in time deposits of less than $100,000, the average balance of which increased $3,940,000 for the first six months of 1998 compared to the same period of 1997. The increase was primarily due to expanded account volume resulting from the Corporation's increasingly positive image in the communities it serves. The primary decrease in the average balances was in time deposits over $100,000, the average balance of which decreased $6,075,000 for the first six months of 1998 compared to the same period of 1997. The decrease was primarily due to the run-off of temporary funds resulting from competitors paying above market rates. Average interest bearing deposits for the first six months of 1998 were $95,897,000 as compared to $100,408,000 for the first six months of 1997, a decrease of $4,511,000 or 4.5%. Offsetting the decrease in average interest bearing deposits was an increase in securities sold under agreements to repurchase in which the average balance increased from $477,000 for the first six months of 1997 to $3,455,000 for the first six months of 1998, an increase of $2,978,000. The increase was due to the initiation of the Corporation's cash management product in the first half of 1997. As a result of the net decreased volumes, interest expense decreased $35,000.

     As noted above, the Bank has maintained a net interest margin of 4.65% for the first six months of 1998 as compared to 4.48% for the first six months of 1997. Net interest income for the first two quarters of 1998 was $2,946,000 as compared to $2,770,000 for the same period during 1997, a $176,000 or 6.4% increase.

     For the three months ended June 30, 1998, total interest expense was $1,041,000 or $57,000 less than the $1,098,000 interest expense for the same period of 1997. Net interest income was $1,475,000 for the second quarter of 1998 or $51,000 higher than the $1,424,000 net interest income for the second quarter of 1997.


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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. During the first six months of 1998 nonperforming assets totalled $429,000, a decrease of $266,000 or 38.3% below the December 31, 1997, balance of $695,000. The decrease in nonperforming assets is primarily the result of the transfer of a loan included in the category of accrual loans 90 days or more past due at December 31, 1997, back to performing status. During the first six months of 1998, the Corporation realized net charge-offs on loans of $22,000 as compared to a net recovery on charged off loans of $1,000 for the full year of 1997. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 3.14 at June 30, 1998, as compared to 1.82 at December 31, 1997.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first two quarters of 1998. Similarly, there was no provision required in the first two quarters of 1997.


NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first six months of 1998 was $414,000, up $123,000 from the same period of the previous year. The primary reason for the increase was due to a rise in income from service charges on deposit accounts which totaled $281,000 in the first six months of 1998 compared to $213,000 in the first six months of 1997. The increase in service charge income resulted from increased overdraft volume. The Corporation realized net gains on sales of securities during the first six months of 1998 of $31,000 compared to $5,000 for the same period in 1997. In addition to the above, other noninterest income increased $30,000 to a balance of $38,000 for the first six months of 1998 from a balance of $8,000 during the same period of 1997. The increase resulted primarily from adjusting the net periodic pension income in the amount of $23,000 in the first six months of 1998 while net periodic pension income in 1997 was adjusted in its entirety at the end of the year.

     Noninterest income during the three months ended June 30, 1998, totalled $205,000 compared to $152,000 for the same period of 1997, an increase of 18.8%. The most significant portion of such increase was the result of a rise in income from service charges on deposit accounts of $40,000. As noted above, increased overdraft volume resulted in an increase in service charge income.


NONINTEREST EXPENSE

     Noninterest expense for the first six months of 1998 was $2,092,000, a $268,000 increase from the $1,824,000 expense incurred in the first six months of 1997. The most significant factor in the increase in noninterest expense is related to an increase in legal and consulting expenses during the first two quarters of 1998 in the amount of $144,000 of which $142,000 was directly related to the Corporation incurring expenses regarding the plan of merger with Susquehanna Bancshares, Inc. Another area in which noninterest expense increased from the 1997 level was in Director fees which increased $24,000 in the first six months of 1998 compared to the same period of 1997 primarily due to a first quarter present value rate adjustment on the directors deferred income benefit expense. Supplies, stationery and printing expense increased $17,000 in the first six months of 1998 compared to the same period of 1997 primarily due to the timing of ordering large quantities of supplies. Unrealized losses on other real estate owned for the first six months of 1998 were $35,000 compared to $0 for the same period of 1997. With the exception to the categories above, noninterest expense remained fairly stable when comparing the first six months of 1998 to the first six months of 1997.

     Noninterest expense for the three month period ended June 30, 1998, totalled $1,023,000 compared to $933,000 for the same quarter of 1997, an increase of $90,000 or 9.6%. The increase in expense is primarily the result of the additional legal and consulting expenses directly related to the plan of merger with Susquehanna Bancshares, Inc.


INCOME TAXES

     Income tax expense for the first six months of 1998 was $373,000, an increase of $65,000 from the $308,000 expense for the same period of 1997. The Corporation's effective tax rate increased to 29.4% in the first six months of 1998 from 24.9% in the first six months of 1997. This is the result of a reduction in the Corporation's tax-exempt income. As noted above, net income after income taxes totaled $895,000 for the first two quarters of 1998 as compared to $929,000 for the first two quarters of 1997.


CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended June 30, 1998, was $17,668,000 while capital at the end of 1997 totalled 17,180,000. Despite a decrease in the fair value of securities held by the Corporation which are held as available-for-sale, the Corporation's earnings during the first six months of 1998 of $895,000 resulted in an increase in capital. Under Statement No. 130 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in comprehensive income and its components will be reported as equity capital adjustments net of tax effect. During the first two quarters of 1998, the equity capital adjustment required by SFAS No. 130 was a decrease of $71,000.

     Capital was also reduced during the first two quarters of 1998 by dividend distributions of $336,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

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

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At June 30, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 20.7% and the total capital ratio was 21.8%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at June 30, 1998, was 13.1%.

CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $298,000 as of June 30, 1998, representing a decrease of $228,000 since December 31, 1997. Included within the classification of nonperforming loans at June 30, 1998, are impaired loans. At June 30, 1998, the Corporation's impaired loans totalled approximately $88,000 or 29.5% of the total nonperforming loans. All of these loans were on a nonaccrual basis and have a related allowance for loan losses allocation of $19,000. The average recorded investment in impaired loans in the first two quarters of 1998 was approximately $298,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1994. As noted, foreclosed assets have decreased from $836,000 at December 31, 1994 to $131,000 at June 30, 1998, which includes a decline of $38,000 in the second quarter of 1998.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $22,000 decrease in the allowance since December 31, 1997. The Corporation had net charge-offs on loans in the first two quarters of 1998 in the amount of $22,000 and it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net recoveries on charged-off loans for 1997 totalled $1,000 as compared to net charge-offs of $376,000 in 1996. The large decrease in net-charge offs in 1997 was due to a $256,000 charge-off of loans to related entities of one individual in 1996. At June 30, 1998, the level of the allowance was at 1.18% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $8,678,000 during the first six months of 1998.

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


MARKET RISKS

     The types of market risk exposures generally faced by banking entities include interest rate risk, liquidity risk, equity market price risk, foreign currency risk and commodity price risk. Due to the nature of its operations, only interest rate risk and liquidity risk are significant to the Corporation.

     Liquidity and interest rate risk are related but distinctly different from one another. The maintenance of adequate liquidity, the ability to meet the cash requirements of its customers and other financial commitments, is a fundamental aspect of the Corporation's asset/liability management strategy. The Corporation's policy of diversifying its funding sources, purchased funds and deposit accounts, allows it to avoid undue concentration in any single financial market and also to avoid heavy funding requirements within short periods of time.

     However, liquidity is not entirely dependent on increasing the Corporation's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $191,000 at June 30, 1998. These maturing investments represent 1% of total securities. Additionally, the Corporation's investment portfolio includes $29,400,000 in mortgage-backed securities on which a portion of the principal is repaid each month continually providing funds to meet liquidity needs. Short-term investments amounted to $10,067,000 and represent additional sources of liquidity. Consequently, the Corporation's exposure to liquidity risk is not considered significant.

     Closely related to the management of liquidity is the management of interest rate risk which focuses on maintaining stability in the net interest margin, an important factor in earnings growth. Interest rate sensitivity is measured as the difference between the volume of assets and liabilities that are subject to repricing in a future period of time. These differences are known as interest sensitivity gaps. The Corporation utilizes gap management as the primary means of measuring interest rate risk. Gap analysis identifies and quantifies the Corporation's exposure or vulnerability to changes in interest rates in relationship to the Corporation's interest rate sensitivity position. A rate sensitive asset or liability is one which is capable of being repriced (i.e., the interest rate can be adjusted or principal can be reinvested) within a specified period of time. Subtracting total rate sensitive liabilities (RSL) from total rate sensitive assets (RSA) within specified time horizons nets the Corporation's gap positions. These gaps will reflect the Corporation's exposure to changes in market interest rates.


YEAR 2000

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

     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Corporation's primary processing vendors that plans are being developed or have been completed to address processing of transactions in the year 2000. Management's assessment of the year 2000 compliance expense was determined to be immaterial and not have a material effect on the Corporation's future financial position or results of operations.



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)


                                    June 30, ---------- December -----------
                                      1998      1997    1996    1995    1994
                                ---------------------------------------------


Nonaccruing loans                   $ 295      $ 311   $ 584  $1,674   $ 620
Restructured troubled
  debt                                  0          0       0     170       0
Accrual Loans 90 days
  or more past due                      3        215       0       0       1

                                ---------------------------------------------
Total Nonperforming Loans           $ 298      $ 526   $ 584  $1,844   $ 621

Foreclosed Assets                     131        169     229     357     836
                                ---------------------------------------------

Total Nonperforming Assets          $ 429      $ 695   $ 813  $2,201  $1,457
                                =============================================

Ratios:

Nonperforming loans as a
percent of period-end loans          .38%     .71%     .87%   2.99%   1.02%



Nonperforming loans as a
percent of total period-end
shareholders' equity                1.68%     3.06%   3.84%  12.44%   5.12%



Allowance as multiple
of nonperforming loans              3.14x     1.82x   1.64x    .72x   2.41x




CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)

                                    June 30,  ----------- December -----------
                                      1998     1997    1996    1995     1994
                                  --------------------------------------------


Balance - beginning of period       $  958    $  957  $1,333  $1,494  $1,953
  Provision charged to
  operating expense                      0         0       0       0    (300)
Loans charged off:
  Commercial and Agricultural            1         1     328      15      38
  Real estate mortgage                   0         0      13       0      23
  Consumer                              27        75     149     180     155
                                 ---------------------------------------------

Total loans charged off                 28        76     490     195     216

Recoveries:
  Commercial and Agricultural            4        45      76      27      51
  Real estate mortgage                   0        28      23       0       0
  Consumer                               2         4      15       7       6
                                 ---------------------------------------------

Total recoveries                         6        77     114      34      57

                                 ---------------------------------------------

Net charge-offs (recoveries)            22        (1)    376     161     159

Balance - end of period             $  936     $ 958   $ 957  $1,333  $1,494
                                  ============================================
Ratios:

Net charge-offs to
average loans                         .03%       *      .61%    .27%    .26%

Allowance to period-end
loans                                1.18%     1.29%   1.42%   2.16%   2.46%

Allowance as multiple of
net charge-offs                     42.55x       *     2.54x   8.28x   9.40x


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

Item 2.  Changes in Securities.
-------------------------------
     Not applicable.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------
     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
     (a) As previously reported in Form 10-Q for the quarterly period ended March 31, 1998, the annual meeting of security holders was held on April 14, 1998.

     (b), (c) As previously reported in Form 10-Q for the quarterly period ended March 31, 1998, at the April 14, 1998, annual meeting, the shareholders of Cardinal Bancorp, Inc. elected three Class A Directors to serve for a three year term and until their successors are elected and qualified. The following individuals were elected and the votes cast are set forth opposite their names.

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



     Cardinal Bancorp, Inc.
     ----------------------
         (Registrant)




By  /s/  Merle W. Helsel
   -------------------------------------
   Merle W. Helsel
   President and Chief Executive Officer

   Date:  August 12, 1998





By  /s/  Robert F. Lafferty
  --------------------------------------
   Robert F. Lafferty
   Chief Financial Officer
   (principal financial and accounting officer)

Date:  August 12, 1998