Form 10-Q
period 1998-09-30
CARDINAL BANCORP INC /PA
filed 1998-11-13
CIK 874481

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                -----------------------------------------

                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________

Commission file number    0-19209
                       -------------------------------------------------------


                         Cardinal Bancorp, Inc.
       --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Pennsylvania                                           25-1537130
----------------------------                          -----------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

              140 East Main Street, Everett, Pennsylvania  15537
         -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)
              (814) 652-2131
         ------------------------------------------------------------------
             (Registrant's telephone number, including area code)

         ------------------------------------------------------------------
             (Former name, former address and former fiscal year,
               if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
    ----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 990,000 shares of $.50
                                                     ------------------------
par common stock were outstanding as of November 5, 1998.
----------------------------------------------------------

                          CARDINAL BANCORP, INC. AND SUBSIDIARY

                                 EVERETT, PENNSYLVANIA

                                    FORM 10-Q INDEX


                                                             Page
PART I      FINANCIAL INFORMATION
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



CONSOLIDATED BALANCE SHEETS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                September 30,  December 31,
                                                    1998           1997
                                                        (Unaudited)


ASSETS

Cash and due from banks                          $  4,048        $  5,361
Interest earning balances                           6,021           1,434
Federal funds sold                                  3,119           1,508
Securities available-for-sale                      41,536          44,156
Loans                                              81,964          76,172
Less:  Unearned discount                            1,713           2,232
       Allowance for loan losses                      932             958
                                                  -------         -------
             Net Loans                             79,319          72,982

Accrued interest receivable                           721             887
Premises and equipment, net                         2,515           2,632
Foreclosed assets                                     137             169
Other assets                                          964             812
                                                  -------         -------

TOTAL ASSETS                                     $138,380        $129,941
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Demand (non-interest bearing)                  $ 18,436        $ 16,527
  NOW, money market and savings                    35,905          33,891
  Time, less than $100,000                         50,715          49,188
  Time, $100,000 and over                           8,826           9,815
                                                  -------         -------
       Total Deposits                             113,882         109,421

Securities sold under agreements
  to repurchase                                     5,554           2,476
Accrued interest payable                              557             558
Other liabilities                                     352             306
                                                  -------         -------

      Total Liabilities                           120,345         112,761
                                                  -------         -------

SHAREHOLDERS' EQUITY

Common stock, par value $.50,
2,000,000 shares authorized,
990,000 shares issued and outstanding                 495             495
Surplus                                             2,264           2,264
Retained earnings                                  15,184          14,339
Accumulated other comprehensive income                 92              82
                                                  -------         -------
     Total Shareholders' Equity                    18,035          17,180
                                                  -------         -------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $138,380        $129,941
                                                  =======         =======


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENTS OF INCOME
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)


                                        Three Months ended   Nine Months ended
                                            September 30,        September 30,
                                            1998     1997       1998     1997
                                             (Unaudited)         (Unaudited)



INTEREST INCOME
Loans, including fees                      $1,852    $1,655    $5,323   $4,796
Depository institutions                       105        76       275      216
Federal funds sold                             42        28       112       72
Securities:
  Taxable                                     571       656     1,817    1,971
  Tax-exempt                                   39        71       119      327
  Dividends                                     6         6        22       22
                                           ------    ------    ------   ------
Total Interest Income                       2,615     2,492     7,668    7,404
                                           ------    ------    ------   ------

INTEREST EXPENSE
Deposits
  NOW, money market and savings               204       199       576      603
  Time, less than $100,000                    709       692     2,145    2,017
  Time, $100,000 and over                      98       124       322      509
Interest on securities sold under
  agreements to repurchase                     47        18       122       31
Short-term borrowings                           0         0         0       15
                                           ------    ------    ------   ------
Total Interest Expense                      1,058     1,033     3,165    3,175
                                           ------    ------    ------   ------
Net Interest Income                         1,557     1,459     4,503    4,229
Provision for Loan Losses                       0         0         0        0
                                           ------    ------    ------   ------
Net Interest Income after
     Provision for Loan Losses              1,557     1,459     4,503    4,229
                                           ------    ------    ------   ------

OTHER INCOME
Service charges on
  deposit accounts                            109       105       390      318
Other service charges and fees                 28        32        92       97
Net security gains                              0        26        31       31
Other noninterest income                       14         0        52        8
                                           ------    ------    ------   ------
     Total Other Income                       151       163       565      454
                                           ------    ------    ------   ------

OTHER EXPENSES
Salaries and employee benefits                543       540     1,608    1,578
Occupancy and equipment expenses              107       105       321      317
Other operating expenses                      368       333     1,181      907
                                           ------    ------    ------   ------
     Total Other Expenses                   1,018       978     3,110    2,802
                                           ------    ------    ------   ------

Income before income taxes                    690       644     1,958    1,881
Income tax expense                            206       184       579      492
                                           ------    ------    ------   ------

NET INCOME                                 $  484    $  460    $1,379   $1,389
                                           ======    ======    ======   ======

EARNINGS PER SHARE:

Basic                                   $   .49   $   .46    $  1.39   $  1.40

Diluted                                     .47       .46       1.34      1.38



The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)





                                      Common                 Retained
                                      Stock      Surplus     Earnings
                                    --------    --------    ---------


Balance, December 31, 1997          $    495    $  2,264    $ 14,339

Net Income                                                     1,379
Other comprehensive income:
 Unrealized gain on available
 for sale securities, net of
 reclassification adjustment
Comprehensive Income

Cash dividends paid                                             (534)
                                      ------      ------      ------
Balance Septebmer 30, 1998          $    495    $  2,264    $ 15,184
                                      ======      ======      ======

Disclosure of reclassification
 adjustment:
Unrealized holding gain arising
 during the period
Less:  reclassification adjustment for
 gain included in net income

Net unrealized gain on securities

                                  Accumulated
                                     Other           Total
                                 Comprehensive   Shareholders'  Comprehensive
                                    Income          Equity         Income
                                 -------------   ------------   --------------


Balance, December 31, 1997          $  82        $ 17,180        $

Net Income                                          1,379           1,379
Other comprehensive income:
 Unrealized gain on available
 for sale securities, net of
 reclassification adjustment
                                       10              10              10
                                                                   ------
Comprehensive Income                                             $  1,389
                                                                   ======
Cash dividends paid                                  (534)
                                   ------          ------
Balance Septebmer 30, 1998       $     92        $ 18,035
                                   ======          ======

Disclosure of reclassification
 adjustment:
Unrealized holding gain arising
 during the period                                               $     31
Less:  reclassification adjustment for
 gain included in net income                                           21
                                                                   ------
Net unrealized gain on securities                                $     10
                                                                   ======


The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
CARDINAL BANCORP, INC. AND SUBSIDIARY
(dollars in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1998        1997
                                                               (Unaudited)


Operating Activities

Net income                                              $  1,379    $  1,389
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and Amortization                                156         153
Net amortization of premiums and discounts                    72           9
Net securities gains                                         (31)        (31)
Gain on sale of other assets                                  (3)         (1)
Decrease in accrued interest
  and other assets                                             9         459
Increase in accrued interest
  and other liabilities                                       45          89
                                                          ------      ------
Net Cash Provided by Operating Activities                  1,627       2,067
                                                          ------      ------
Investing Activities

Proceeds from sales of available-for-sale
  securities                                               19,902     14,731
Redemption of Federal Home Loan Bank Stock                      0         74
Proceeds from maturities of available-for-sale
  securities                                               11,063      2,623
Purchase of available-for-sale securities                 (28,371)   (10,550)
Net loans originated by customers                          (6,390)    (4,655)
Premises and equipment expenditures                           (39)       (82)
Proceeds from sale of foreclosed assets                        87          0
                                                          -------    -------
Net Cash Provided (Used) by Investing Activities           (3,748)     2,141
                                                          -------    -------
Financing Activities

Net increase in deposit accounts                            3,923      2,735
Net increase in time deposits                                 538      3,041
Dividends paid                                               (534)      (337)
Increase (decrease) in other borrowings                     3,078     (5,995)
                                                          -------    -------
Net Cash Provided (Used) by Financing Activities            7,005       (556)
                                                          -------    -------
Increase in Cash and Cash Equivalents                       4,884      3,652
                                                          -------    -------
Cash and Cash Equivalents at January 1                      8,304      6,466
                                                          -------    -------
Cash and Cash Equivalents at September 30                $ 13,188   $ 10,118
                                                          =======    =======
Supplemental Information
Interest paid                                            $  3,167    $ 3,154
Income taxes paid                                        $    685    $   315
Loans transferred to foreclosed assets                   $     53    $    92



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



                                              September 30  September 30
                                                  1998          1997
                                              ------------  ------------


Denominator:

   Denominator for basic earnings per
     share-weighted-average shares               990,000       990,000

   Stock options                                  37,473        14,693
                                                --------      --------
   Denominator for diluted earnings per
     share-adjusted weighted-average
     average assumed conversions               1,027,473     1,004,693
                                               =========     =========


NOTE 4 - OTHER MATTERS

On April 13, 1998, the Board of Directors executed a definitive Agreement and Plan of Merger (the Agreement), which provides for the affiliation of the Corporation with Susquehanna Bancshares, Inc. (Susquehanna) headquartered in Lititz, Pennsylvania. The Agreement provides that the affiliation will be effected by means of a merger of the Corporation and Susquehanna. The merger is anticipated to be completed during the fourth quarter of 1998. A merger of this type will enable the Corporation's subsidiary, First American National Bank of Pennsylvania, to remain a community-based organization with expanded financial products and services beneficial in today's rapidly changing technology-based marketplace.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR SEPTEMBER 30, 1998.


FINANCIAL CONDITION


     Total assets at September 30, 1998, were $138,380,000, an increase of $8,439,000 from the $129,941,000 balance at December 31, 1997. The increase was primarily the result of an increase in the balance of net loans coupled with an increase in interest earning balances and federal funds sold which was offset by a decrease in securities available-for-sale. Net loans increased $6,337,000 and interest earning balances and federal funds sold increased $6,198,000 while investments in securities decreased in the aggregate amount of $2,620,000 in the first nine months of 1998. Total deposits increased $4,461,000 from the December 31, 1997 balance. On an individual basis, demand deposits increased $1,909,000, NOW, money market and savings deposits increased in the aggregate amount of $2,014,000, time deposits of less than $100,000 increased $1,527,000 and time deposits of $100,000 and over decreased $989,000. Securities sold under agreements to repurchase increased $3,078,000 from the December 31, 1997 balance as the Bank increased the number of new agreements entered into with its commercial customers.

     Shareholders equity increased by $855,000 or 5.0% as the fair value of the Corporation's available-for-sale securities portfolio increased coupled with an increase in earnings. Unrealized gains in the available-for-sale securities portfolio net of tax effect increased $10,000 from $82,000 at December 31, 1997, to $92,000 at September 30, 1998. This positive impact on capital was coupled with earnings of $1,379,000 for the first nine months of 1998, of which $845,000 was retained as part of the Corporation's equity capital with the balance having been distributed to shareholders as dividends.

     Excluding the change in the investment portfolio attributable to the increase in the fair value of securities, the investment portfolio of the Corporation decreased $2,605,000 in the first nine months of 1998 primarily as the result of the receipt of paydowns on mortgage-backed securities of approximately $4,800,000. During the first nine months of 1998, the Corporation as part of its investment strategy, sold or had called $25,871,000 of securities. The Corporation during the same period purchased securities totalling $28,348,000. The securities sold were mostly fixed rate securities and the securities purchased were mostly variable rate and shorter term fixed rate agencies. The planned investment transactions will provide security with less price volatility for future rate fluctuations. In meeting liquidity needs the excess funds resulting from the above investment activities were placed in interest earning balances which have increased $6,198,000 since December 31, 1997.


RESULTS OF OPERATIONS


     Cardinal Bancorp, Inc. realized a net profit of $1,379,000 for the first nine months of 1998 as compared to a net profit of $1,389,000 for the first nine months of 1997. On a per share basis, net income for the first three quarters of 1998 represents $1.39 basic earnings per share or $1.34 diluted earnings per share. Net income for the first three quarters of 1997 represents $1.40 basic earnings per share or $1.38 diluted earnings per share.

     Net income for the three months ended September 30, 1998 was $484,000 as compared to net income for the three months ended September 30, 1997 of $460,000. On a per share basis, net income for the three month period ended September 30, 1998 represents $.49 basic earnings per share or $.47 diluted earnings per share. Net income for the same period of 1997 represents $.46 basic earnings per share or $.46 diluted earnings per share.

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


INTEREST INCOME


     Interest income for the first nine months of 1998 was $7,668,000 up $264,000 or 3.6% above the $7,404,000 earned during the same period of 1997. The increase was primarily due to an increase in the volume of interest earning assets, the average volume of which increased from $122,759,000 for the first three quarters of 1997 to $127,110,000 for the first three quarters of 1998, an increase of $4,351,000 or 3.5%. The yield on interest earning assets for the first three quarters of 1998 was 8.00%, a 1 basis point decrease from the first three quarters of 1997 yield of 8.01%. Interest rates remained fairly stable throughout 1997 and through the first nine months of 1998. Due to the differing indexes and repricing frequencies, some rates have decreased slightly during the first nine months of 1998, other rates have remained substantially unchanged.

     Due to the Corporation converting some higher yielding fixed rate securities in 1998 into variable rate and shorter term fixed rate securities, the yield on investments decreased from 6.59% for the first three quarters of 1997 to 6.44% for the same period of 1998. As interest rates remained fairly stable throughout 1997 and through the first nine months of 1998, competitive pressures resulted in the yield on the loan portfolio declining slightly from 9.22% in the first three quarters of 1997 to 9.10% in the first three quarters of 1998. The changes in the investment and loan yields when applied to the volumes in each category resulted in virtually no change in the total yield on earning assets from the first nine months of 1997 compared to the first nine months of 1998, as noted above.

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

     Fluctuating interest rates can, however, have a temporary positive or negative impact upon the interest spread between interest earning assets and interest bearing liabilities. For example, one segment of the Bank's loan portfolio is tied to the Wall Street Journal Prime Rate and reprices immediately upon a change in that index. In periods of increasing interest rates, the immediate repricing of such interest earning assets results in an immediate increase in interest income while the repricing of interest bearing liabilities will often not occur as quickly due to factors such as maturity distributions and competition. Through properly balancing repricing opportunities the effect of changing interest rates is minimized but temporary fluctuations can occur. As noted above, interest rates remained fairly stable during 1997 and into the first nine months of 1998 resulting in a minimal increase in the rate paid on interest bearing deposits of 4.24% for the first three quarters of 1998, compared to a rate of 4.23% for the same period of 1997. As a result, the Bank's interest spread for the first nine months of 1998 was 3.75% as compared to 3.76% for the same period of 1997.

     As noted above, the stable interest rates resulted in virtually no change in the Corporation's interest spread for the first nine months of 1998 compared to the same period of 1997. The effect of an increase in interest earning assets coupled with a slight decline in interest bearing liabilities resulted in the Corporation's net interest margin increasing to 4.67% for the first nine months of 1998 from 4.55% for the same period of 1997.

     Interest income for the three months ended September 30, 1998, totalled $2,615,000 or $123,000 above the $2,492,000 for the same period of 1997, an increase of 4.9%. For reasons noted above, the increase was primarily due to an increase in the volume of interest earning assets as interest rates remained fairly stable.


INTEREST EXPENSE

     Interest expense for the first nine months of 1998 was $3,165,000, down $10,000 or .3% below the $3,175,000 expense for the same period of the previous year. The fairly stable interest rates in 1997 and 1998 resulted in the average cost of funds increasing slightly at 4.24% for the first three quarters of 1998 as compared to 4.23% for the first three quarters of 1997.

     The decrease in interest expense resulted primarily from a decrease in the average balance of interest bearing liabilities outstanding. An evaluation of deposits by type for the first three quarters of 1998 as compared to the same period of 1997 shows the Corporation experienced increases in the average balances in NOW accounts and time deposits of less than $100,000. The Corporation experienced decreases in the average balances in savings, money market, time deposits over $100,000 and IRA accounts. The primary increase in the average balances was in time deposits of less than $100,000, the average balance of which increased $3,492,000 for the first nine months of 1998 compared to the same period of 1997. The increase was primarily due to expanded account volume resulting from the Corporation's increasingly positive image in the communities it serves. The primary decrease in the average balances was in time deposits over $100,000, the average balance of which decreased $4,701,000 for the first nine months of 1998 compared to the same period of 1997. The decrease was primarily due to the run-off of temporary funds resulting from competitors paying above market rates. Average interest bearing deposits for the first nine months of 1998 were $96,004,000 as compared to $98,865,000 for the first nine months of 1997, a decrease of $2,861,000 or 2.9%. Offsetting the decrease in average interest bearing deposits was an increase in securities sold under agreements to repurchase in which the average balance increased from $779,000 for the first nine months of 1997 to $3,774,000 for the first nine months of 1998, an increase of $2,995,000. The increase was due to the initiation of the Corporation's cash management product in the first half of 1997. As a result of the net decreased volumes, interest expense decreased $10,000.

     As noted above, the Bank has maintained a net interest margin of 4.67% for the first nine months of 1998 as compared to 4.55% for the first nine months of 1997. Net interest income for the first three quarters of 1998 was $4,503,000 as compared to $4,229,000 for the same period during 1997, a $274,000 or 6.5% increase.

     For the three months ended September 30, 1998, total interest expense was $1,058,000 or $25,000 greater than the $1,033,000 interest expense for the same period of 1997. Net interest income was $1,557,000 for the third quarter of 1998 or $98,000 higher than the $1,459,000 net interest income for the third quarter of 1997.


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

     The tables which follow this discussion provide information regarding nonperforming and past due loans, and an analysis of the allowance for loan losses. During the first three quarters of 1998, nonperforming assets totalled $511,000, a decrease of $184,000 or 26.5% below the December 31, 1997, balance of $695,000. The decrease in nonperforming assets is primarily the result of the transfer of a loan included in the category of accrual loans 90 days or more past due at December 31, 1997, back to performing status. During the first nine months of 1998, the Corporation realized net charge-offs on loans of $26,000 as compared to a net recovery on charged-off loans of $1,000 for the full year of 1997. Although nonperforming assets have been reduced in recent years, future losses on loans may be expected to continue. The allowance for loan losses as a multiple of nonperforming loans was 2.49 at September 30, 1998, as compared to 1.82 at December 31, 1997.

     As noted above, ongoing evaluations of the allowance are being performed. Based upon the current evaluation of the allowance, no provision for loan losses was necessary in the first three quarters of 1998. Similarly, there was no provision required in the first three quarters of 1997.


NONINTEREST INCOME AND GAINS ON SECURITIES

     Noninterest income for the first nine months of 1998 was $565,000, up $111,000 from the same period of the previous year. The increase in noninterest income was attributable primarily to additional income generated through service charges on deposit accounts which totalled $390,000 in the first three quarters of 1998 compared to $318,000 in the first three quarters of 1997. The increase in service charges on deposit accounts resulted from increased overdraft volume. In addition to the above, other noninterest income increased $44,000 to a balance of $52,000 for the first nine months of 1998 from a balance of $8,000 during the same period of 1997. The increase resulted primarily from adjusting the net periodic pension income in the amount of $31,000 in the first nine months of 1998 while net periodic pension income in 1997 was adjusted in its entirety at the end of the year.

     Noninterest income during the three months ended September 30, 1998, totalled $151,000 compared to $163,000 for the same period of 1997, a decrease of 7.4%. The most significant portion of such decrease resulted from the Corporation realizing net gains on sales of securities during the three months ended September 30, 1997 of $26,000 compared to $0 for the same period of 1998.

NONINTEREST EXPENSE

     Noninterest expense for the first nine months of 1998 was $3,110,000, a $308,000 increase from the $2,802,000 expense incurred in the first nine months of 1997. Noninterest expense increased materially in several categories. The most significant factor in the increase in noninterest expense is related to an increase in legal and consulting expenses during the first three quarters of 1998 in the amount of $204,000 of which $200,000 was directly related to the plan of merger with Susquehanna Bancshares, Inc. Another area in which noninterest expense increased from the 1997 level was in Director fees which increased $51,000 in the first nine months of 1998 compared to the same period of 1997 primarily due to a present value adjustment on the directors deferred income benefit expense in 1998. Unrealized losses on other real estate owned for the first nine months of 1998 were $35,000 compared to $0 for the same period of 1997. With the exception to the categories above, noninterest expense remained fairly stable when comparing the first nine months of 1998 to the first nine months of 1997.

     Noninterest expense for the three month period ended September 30, 1998, totaled $1,018,000 compared to $978,000 for the same quarter of 1997, an increase of 4.1%. The increase in expense is primarily the result of the additional legal and consulting expenses directly related to the plan of merger with Susquehanna Bancshares, Inc.

INCOME TAXES

     Income tax expense for the first nine months of 1998 was $579,000, an increase of $87,000 from the $492,000 expense for the same period of 1997. The Corporation's effective tax rate increased to 29.6% in the first nine months of 1998 from 26.2% in the first nine months of 1997. This is the result of a reduction in the Corporation's tax-exempt income. As noted above, net income after income taxes totaled $1,379,000 for the first three quarters of 1998 as compared to $1,389,000 for the first three quarters of 1997.

CAPITAL

     Capital adequacy is critical to the Corporation's well being and future growth. Capital for the period ended September 30, 1998, was $18,035,000 while capital at the end of 1997 totalled 17,180,000. In addition to the Corporation's earnings during the first nine months of 1998 of 1,379,000, capital increased further as a result of an increase in the fair value of securities held by the Corporation which are held as available-for-sale. Under Statement No. 130 of the Financial Accounting Standards Board which has been adopted by the Corporation, increases and decreases in comprehensive income and its components will be reported as equity capital adjustments net of tax effect. During the first three quarters of 1998, the equity capital adjustment required by SFAS No. 130 was an increase of $10,000.

     Capital was also reduced during the first three quarters of 1998 by dividend distributions of $534,000. Management believes the Corporation's current capital and liquidity positions are adequate to support its operations. Additionally, the Corporation's capital adequacy as measured by capital ratios defined by Federal regulators is considered adequate.

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

     Minimum risk-based capital ratios are 4.0% for the Tier 1 capital ratio and 8.0% for the total capital ratio. At September 30, 1998, the Corporation's Tier 1 risk-adjusted capital ratio was 20.4% and the total capital ratio was 21.5%. National banks must also have and maintain a total assets leverage ratio of at least 3.0%. The total assets leverage ratio is the ratio between Tier 1 capital and adjusted total assets (the quarterly average of total assets). The Corporation's leverage ratio at September 30, 1998, was 13.0%.

CREDIT RISK AND LOAN QUALITY

     Table 1 - Nonperforming Assets, reveals that nonperforming loans were $374,000 as of September 30, 1998, representing a decrease of $152,000 since December 31, 1997. Included within the classification of nonperforming loans at September 30, 1998, are impaired loans. At September 30, 1998, the Corporation's impaired loans totalled approximately $88,000 or 23.5% of the total nonperforming loans. The average recorded investment in impaired loans in the first three quarters of 1998 was approximately $228,000.

     Table 1 also reflects a decrease in foreclosed assets in each year since 1994. As noted, foreclosed assets have decreased from $836,000 at December 31, 1994 to $137,000 at September 30, 1998, which includes a decline of $32,000 in the first three quarters of 1998.

     Table 2 - Analysis of Allowance for Loan Losses, indicates a $26,000 decrease in the allowance since December 31, 1997. The Corporation had net charge-offs on loans in the first three quarters of 1998 in the amount of $26,000 and it was not necessary to make a provision to the allowance during that period. Provisions are made to the allowance for loan losses based upon periodic analyses of the entire loan portfolio which includes a thorough review of nonperforming loans. As nonperforming loans have shown a favorable decline as noted above, based upon the analyses, it is the opinion of Management that the level of the allowance is adequate. As noted in the table, net recoveries on charged-off loans for 1997 totalled $1,000 as compared to net charge-offs of $376,000 in 1996. The large decrease in net charge-offs in 1997 was due to a $256,000 charge-off of loans to related entities of one individual. At September 30, 1998, the level of the allowance was at 1.16% of period-end loans.


LIQUIDITY

     Liquidity is a measure of the ability of the Corporation to meet its obligations and cash needs on a timely basis. For a bank, liquidity requires the ability to meet the day-to-day demands of deposit customers, along with the ability to fulfill the needs of borrowing customers. Generally, the Corporation arranges its mix of cash, securities and loans in order to match the volatility, interest sensitivity and growth trends of its deposit funds. Federal funds sold and excess funds held in an interest bearing account with the Federal Home Loan Bank of Pittsburgh averaged $9,284,000 during the first nine months of 1998.

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

     However, liquidity is not entirely dependent on increasing the Corporation's liability balances. Liquidity can also be generated from maturing or readily marketable assets. The carrying value of investment securities maturing within one year amounted to $319,000 at September 30, 1998. These maturing investments represent 1% of total securities. Additionally, the Corporation's investment portfolio includes $34,878,000 in mortgage-backed securities on which a portion of the principal is repaid each month continually providing funds to meet liquidity needs. Short-term investments amounted to $9,140,000 and represent additional sources of liquidity. Consequently, the Corporation's exposure to liquidity risk is not considered significant.

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

     A plan has been developed and is being followed to ensure that the modifications and conversions are implemented and thoroughly tested on a timely basis. Based on progress made to date, management anticipates that software for the primary information systems will be Year 2000-compliant by the end of 1998. Other less essential software applications will be modified and/or replaced during 1999 which would enable all internal software applications to become Year 2000-compliant prior to the year 2000.

     The Corporation is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. To date, confirmations have been received from the Corporation's primary vendors that plans are being developed or have been completed to address processing of transactions in the year 2000. A contingency plan has been established for critical business system applications to mitigate potential delays or other problems associated with either new system replacements or established vendor delivery dates. Management's assessment of the year 2000 compliance expense was determined to be immaterial and not have a material effect on the Corporation's future financial position or results of operations.



CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 1 - NONPERFORMING ASSETS

Nonaccruing, Restructured and Past Due Loans

(dollars in thousands)



                                 September 30, ---------- December -----------
                                        1998      1997    1996    1995    1994
                                 ---------------------------------------------


Nonaccruing loans                      $ 367     $ 311   $ 584  $1,674   $ 620
Restructured troubled
  debt                                     0         0       0     170       0
Accrual Loans 90 days
  or more past due                         7        215      0       0       1

                                       ---------------------------------------

Total Nonperforming Loans              $ 374      $ 526  $ 584  $1,844   $ 621

Foreclosed Assets                        137        169    229     357     836
                                      ----------------------------------------

Total Nonperforming Assets             $ 511      $ 695 $ 813  $2,201  $1,457
                                      ========================================

Ratios:

Nonperforming loans as a
percent of period-end loans             .47%     .71%     .87%   2.99%   1.02%



Nonperforming loans as a
percent of total period-end
shareholders' equity                   2.07%     3.06%   3.84%  12.44%   5.12%



Allowance as multiple
of nonperforming loans                 2.49x     1.82x   1.64x    .72x   2.41x





CARDINAL BANCORP, INC. AND SUBSIDIARY

TABLE 2 - ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

(dollars in thousands)



                               September 30,  ----------- December ----------
                                      1998     1997    1996    1995     1994
                                  -------------------------------------------


Balance - beginning of period       $  958    $  957  $1,333  $1,494  $1,953
  Provision charged to
  operating expense                      0         0       0       0    (300)
Loans charged off:
  Commercial and Agricultural            2         1     328      15      38
  Real estate mortgage                   0         0      13       0      23
  Consumer                              33        75     149     180     155
                                 ---------------------------------------------

Total loans charged off                 35        76     490     195     216

Recoveries:
  Commercial and Agricultural            4        45      76      27      51
  Real estate mortgage                   0        28      23       0       0
  Consumer                               5         4      15       7       6
                                 ---------------------------------------------

Total recoveries                         9        77     114      34      57

                                 ---------------------------------------------

Net charge-offs (recoveries)            26        (1)    376     161     159

Balance - end of period             $  932     $ 958   $ 957  $1,333  $1,494
                                  ============================================
Ratios:

Net charge-offs to
average loans                         .03%       *      .61%    .27%    .26%

Allowance to period-end
loans                                1.16%     1.29%   1.42%   2.16%   2.46%

Allowance as multiple of
net charge-offs                     45.85x       *     2.54x   8.28x   9.40x


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



     Cardinal Bancorp, Inc.
     ----------------------
     (Registrant)




By  /s/  Merle W. Helsel
-------------------------------------
Merle W. Helsel
President and Chief Executive Officer

Date:  November 12, 1998





By  /s/  Robert F. Lafferty
-------------------------------------
Robert F. Lafferty
Chief Financial Officer
(principal financial and accounting officer)

Date:  November 12, 1998